Form 10-Q
period 2012-09-30
Kinbasha Gaming International, Inc.
filed 2012-11-26
CIK 1548106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________.

Commission file number 000-54784

KINBASHA GAMING INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida (State or Other Jurisdiction of Incorporation or Organization)	86-0832362 (I.R.S. Employer Identification No.)

200 N. Westlake Blvd.,

Suite 204

Westlake Village, California

(Address of Principal Executive Offices)

(805) 435-1803

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [x] Yes [ ]No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [x] Yes [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    [ ] Yes [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,263,801 shares of common stock outstanding as of November 21 , 2012 ..

References in this registration statement to the “Company,” “we,” “us” or “our” refer to Kinbasha Gaming International, Inc. (“Kinbasha”) and its consolidated subsidiaries, including its 98% owned Japanese operating subsidiary Kinbasha Co., Ltd. (“Kinbasha Japan”).

Cautionary Note Regarding Forward-Looking Information

This report contains forward-looking statements.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  The forward-looking statements are contained principally in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Management believes that these forward-looking statements are reasonable as and when made.  However, readers should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Item 2 -- “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results and Certain Investment Considerations” and elsewhere in this report and those described from time to time in our future reports which we will file with the Securities and Exchange Commission.  You should read this report and the documents that we have filed as exhibits to this report completely.

Currencies

Unless indicated otherwise, in this registration statement all references to $ or dollars refer to United States dollars and references to yen mean the lawful currency of Japan.

Reverse Stock Split

Kinbasha completed a 1 for 12 reverse stock split of its common stock on March 12, 2012.  Unless otherwise indicated, in this report all references to numbers of shares and share prices reflect this reverse stock split.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	March 31,
	2012	2012
	(Unaudited)
Assets
Current Assets Cash	$6,349	$6,162
Marketable securities	1,361	1,288
Inventories	1,164	930
Prepaid and other current assets	493	668
Total Current Assets	9,367	9,048
Property and equipment, net	125,990	120,409
Deferred income taxes, net	-	-
Other assets	14,672	14,165
Total Assets	$150,029	$143,622

Liabilities and Shareholders’ Deficit
Current Liabilities Accounts payable and accrued expenses	$30,165	$25,908
Capital lease obligations	8,385	9,131
Notes payable	136,172	129,603
Bonds	462	438
Notes payable, related parties	1,755	2,095
Other liabilities	5,235	4,843
Total Current Liabilities	182,174	172,018
Notes payable, less current portion	19,754	18,494
Total Liabilities	201,928	190,512

Shareholders' Deficit
Common stock, no par value, 12,263,801 shares issued and outstanding	9,462	9,462
Restricted retained earnings	1,006	1,006
Unrestricted accumulated deficit	(54,842)	(52,507)
Accumulated other comprehensive loss	(7,525)	(4,851)
Total Shareholders' Deficit	(51,899)	(46,890)
Total Liabilities and Shareholders' Deficit	$150,029	$143,622

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Revenues Gaming, net	$46,952	$38,559	$24,518	$20,590
Food, beverage and other	2,298	3,109	800	1,782
Net Revenues	49,250	41,668	25,318	22,372
Cost of Revenues
Cost of revenues other	533	634	208	136
Salaries and wages	10,297	9,418	5,162	4,912
Depreciation	16,559	15,967	8,938	8,421
Facilities and other	10,409	10,791	5,195	6,132
Disposal of property and equipment	1,097	813	444	438
Total Cost of Revenues	38,895	37,623	19,947	20,039
Gross Profit	10,355	4,045	5,371	2,333
Operating Expenses
Marketing and advertising	1,813	1,826	743	1,095
General and administrative	6,684	6,058	3,046	2,780
Operating Income (Loss)	1,858	(3,839)	1,582	(1,542)
Interest expense	(4,148)	(5,984)	(1,973)	(2,977)
Loss Before Provision for Income Taxes	(2,290)	(9,823)	(391)	(4,519)
Provision for Income Taxes	-	183	-	182
Net Loss	(2,290)	(10,006)	(391)	(4,701)
Distribution to minority interest	(45)	(45)	(23)	(23)
Net Loss Attributable to Common Shareholders	$(2,335)	$(10,051)	$(414)	$(4,724)
Basic and diluted loss per common share	$(0.19)	$(1.36)	$(0.03)	$(0.64)
Weighted average common shares outstanding - basic and diluted	12,263,801	7,374,191	12,263,801	7,374,191

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Six Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net Loss	$(2,290)	$(10,006)	$(391)	$(4,701)
Change in unrealized loss for equity securities	-	-	-	-
Change in foreign currency translation	(2,674)	(3,713)	(1,068)	(4,632)
Total other comprehensive loss	(2,674)	(3,713)	(1,068)	(4,632)

Comprehensive loss	$(4,964)	$(13,719)	$(1,459)	$(9,333)

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except share and per share amounts)

	Six Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(2,290)	$(10,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	16,701	16,158
Disposal of property and equipment	1,097	813
Changes in operating assets and liabilities
Inventories	(179)	234
Prepaid and other current assets	205	221
Accounts payable and accrued expenses	2,581	906
Accrued penalties and interest	2,165	6,521
Other liabilities	118	508
Net Cash Provided by Operating Activities	20,398	15,355
Cash Flows From Investing Activities
Purchase of property and equipment	(16,651)	(10,809)
Proceeds from the disposition of property and equipment	4	10
Increase in other assets	282	4,954
Net Cash Used in Investing Activities	(16,365)	(5,845)
Cash Flows From Financing Activities
Payments for capital leases	(600)	(1,769)
Borrowings from notes payable	5,621	2,917
Payments for notes payable	(8,720)	(10,574)
Payments for bonds	-	(50)
Payments for notes payable, related party	(446)	(204)
Distribution to minority interest	(45)	(45)
Net Cash Used in Financing Activities	(4,190)	(9,725)
Foreign Currency Effect on Cash	344	286
Net Increase in Cash	187	71
Cash, Beginning of Period	6,162	3,709
Cash, End of Period	$6,349	$3,780
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,787	$2,753
Cash paid for income taxes	$-	$30

Noncash investing and financing activities:
Accrued compensation expense for common stock	$-	$375

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1 – Organization and Business

Kinbasha Gaming International, Inc. ("Kinbasha" or the “Company”) owns and operates retail gaming centers, commonly called "pachinko parlors," in Japan.  These parlors, which resemble Western style casinos, offer customers the opportunity to play the games of chance known as pachinko and pachislo.  Pachinko gaming is one of the largest entertainment business segments in Japan.

These operations are conducted predominately through Kinbasha's 98% owned Japanese subsidiary, Kinbasha Co. Ltd. ("Kinbasha Japan").  Kinbasha Japan has been in this business since 1954.  As of September 30, 2012, the Company operated 21 pachinko parlors, of which 18 were in the Japanese prefecture of Ibaraki, two were in the Tokyo metropolis, and one was in the Chiba prefecture.

In addition to revenues from its gaming operations, the Company receives income from cigarettes, non-alcoholic beverages and sundry items sold in its pachinko parlors.

On July 1, 2012, the Company sold the business rights for its last three restaurants to Aster Co. Ltd., a company owned by the son of the Chairman of the Board, Chief Executive Officer and principal shareholder of the Company.  In the sale, the Company sold assets consisting principally of consumables, food and kitchen supplies, which were valued at their book value of $83,000 to be paid over three months.   In addition, the Company leased the premises of each of the three restaurants to Aster Co. Ltd. for a two-year term with rents in the aggregate amount of approximately $26,000 per month.

Note 2 – Summary of Significant Accounting Policies

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses during fiscal years 2012 and 2011, and the six months ended September 30, 2012, and as of September 30, 2012 and March 31, 2012 had working capital and shareholders’ deficits.  Starting in 2006, the Company had begun experiencing financial problems, which has caused it to become delinquent in repayment of a large portion of its debt.  The Company does not have the financial resources or liquidity to repay the debt that is in default.  Most of this debt has been in default for more than six years.  During this period, the Company had worked with its lenders and in many cases has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of its debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.

Assuming the Company’s lenders continue to accept payments at levels comparable to the payment levels during the past several years and do not initiate other collection or foreclosure actions, and assuming there is no material adverse change in the pachinko industry generally, the Company believes its business will generate sufficient cash from operations to pay its expenses when due for the next twelve months.  However, at current levels, the Company is not generating sufficient cash flows to make any substantial reduction in its outstanding debt.  The Company will attempt to renegotiate a substantial part of its debt to obtain the forgiveness of some amount of principal and accrued interest (including default interest) and/or the material extension of the maturity dates of the debt.  The Company can provide no assurance that its lenders will agree to any of these changes or will not seek to collect their loans through litigation or foreclosure actions.

There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company’s working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 2012 and 2011.  The condensed consolidated financial statements as of September 30, 2012 and for the three and six months ended September 30, 2012 and 2011 are unaudited; however, in the opinion of management these condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Foreign Currency Translation and Transaction Gains and Losses

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  The functional currency of the Company and its subsidiaries is the Japanese yen.  Gains and losses resulting from the translation of the functional currency into United States dollars for the condensed consolidated financial statement presentation are not included in determining net loss, but are included in determining comprehensive losses. The accumulated foreign currency translation adjustment account is also included as a separate component of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.  During the three and six months ended September 30, 2012 and 2011, no foreign currency transaction gains or losses were experienced.

The exchange rate as of September 30, 2012 was 77.90 yen to 1 dollar and as of March 31, 2012 was 82.24 yen to 1 dollar. The average rate was 78.74 yen to 1 dollar and 79.37 yen to 1 dollar for the three and six months ended September 30, 2012, respectively, and 77.52 yen to 1 dollar and 79.67 yen to 1 dollar for the three and six months ended September 30, 2011, respectively.

Recently Adopted Accounting Pronouncements

Comprehensive Income (Loss)

In the quarter ended June 30, 2012, the Company adopted the provisions of ASC 220.  Specifically, the new guidance requires an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate, but consecutive statements.  The new guidance eliminates the previous option to report other comprehensive income (loss) and its components in the statement of changes in equity.  While the new guidance changed the presentation of comprehensive income (loss), there were no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) under current accounting guidance.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurement

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance was effective for fiscal years and interim periods beginning after December 15, 2011.  As such, the Company adopted the new guidance in its quarter ended June 30, 2012.  The Company’s adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

Goodwill Impairment

In September 2011, the FASB issued new guidance simplifying how to test goodwill for impairment.  Under the new guidance, entities may make a qualitative assessment of the likelihood of goodwill impairment in order to determine whether a detailed quantitative analysis is required.  This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011.  As such, the Company adopted the new guidance in its quarter ended June 30, 2012.  The Company’s adoption of the new guidance did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

Note 3 – Investment in Equity Securities

Investment in equity securities consisted of the following (in thousands):

September 30, 2012 (Unaudited)
Available-for-sale securities	$1,361

Activity in our investment in equity securities consisted of the following (in thousands):

September 30, 2012 (Unaudited)
Cost at beginning of period	$1,288
Foreign currency translation	73
Unrealized losses	-
Balance at end of period	$1,361

Note 4 - Capital Leases

The Company leases property and equipment under leases that qualify as capital leases.  The leases are generally for a term of three to eight years and as of December 31, 2011, all of the leases had expired.

The Company is delinquent in the payment of substantially all of its capital lease obligations.  Therefore, substantially all of the capital leases are in default, which makes the full contractual amount due and payable on demand.  As of September 30, 2012, the date of the most recent condensed consolidated balance sheet, the leasing companies have not accelerated payment.  The leasing arrangements provide for a default penalty at a rate of 14%, per annum, of the unpaid obligation.  For the six months ended September 30, 2012 and 2011, the Company recorded interest and penalty expense of approximately $276,000 and $454,000, respectively.  For the three months ended September 30, 2012 and 2011, the Company recorded interest and penalty expense of approximately $136,000 and $242,000, respectively. The capital lease obligation balances include the accrued payable for interest and penalties as of September 30, 2012, which amounted to approximately $2.7 million.  The Company has classified these capital lease obligations along with the associated accrued interest and penalties under current obligations.

Note 5 - Notes Payable

The Company is delinquent in the payment of principal on various notes.  Therefore, these notes are in default, which makes the full contractual amount of principal and accrued interest due and payable on demand.

These notes have original due dates ranging from May 2010 through December 2014 and are collateralized by various assets and properties.  These notes bear interest at rates ranging from 0.91% to 4.6% per annum, with a weighted average rate of 3.5% per annum, and most provide for penalty rate of interest at the rate of 14% per annum.   Almost all of these notes have been personally guaranteed by the principal shareholder of the Company.

Most of these notes have been in default since 2006.  For the past several years, the Company has worked with the lenders and in many cases the Company has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of the notes through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of the most recent condensed consolidated balance sheet, to the knowledge of the Company, there were no pending foreclosure or litigation actions to collect these notes.

For the three months ended September 30, 2012 and 2011, the Company recorded interest and default interest expense of $2.0 million and $3.9 million, respectively.  For the six months ended September 30, 2012 and 2011, the Company recorded interest and default interest expense of $3.9 million and $5.3 million, respectively.  As of September 30, 2012, the Company has accrued interest and default interest of $25.0 million with respect to these notes.  The Company has classified the principal and associated accrued interest and default interest on these notes as Notes Payable.

Note 6 - Gaming Operations

The Company derives revenues from the operation of pachinko and pachislot games.  The Company is subject to licensing requirements established by the Prefectural Public Safety Commission.  The Company pays sales taxes of 4% of net revenues.

The following table sets forth gaming, net (total wagers less customer payouts) for the periods presented (in thousands):

	For the six months ended September 30, (Unaudited)
	2012		2011

Total wagers	$273,318	100.0%	$254,331	100.0%
Less pay-outs	226,366	82.8	215,772	84.8
Gaming, net	$46,952	17.2%	$38,559	15.2%

	For the three months ended September 30, (Unaudited)
	2012		2011

Total wagers	$138,413	100.0%	$130,581	100.0%
Less pay-outs	113,895	82.3	109,991	84.2
Gaming, net	$24,518	17.7%	$20,590	15.8%

Note 7 – Subsequent Events

Management has considered all events occurring through the date the condensed cosolidated financial statements have been issued, and has determined no material subsequent events are required to be disclosed.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We own and operate 21 pachinko parlors in Japan.  Our revenues consist primarily of customer wagers at our parlors and to a lesser extent food and beverages sold at these parlors.  Our costs include payoffs to customers, the costs of operating the pachinko parlors, and general and administrative costs.

Our functional currency is the yen, and accordingly our earnings and assets are denominated in yen.  As a result, appreciation or depreciation in the value of the yen relative to the dollar would affect our financial results reported in dollars without giving effect to any underlying change in our business or results of operations.  In the first six months of fiscal year 2013, the yen was generally stronger when compared to the dollar during the first six months of fiscal year 2012, and accordingly our results of operations in fiscal year 2013 reported in dollars appear stronger than they are when expressed in yen.

Our revenues increased to $25.3 million and $49.3 million in the three and six months ended September 30, 2012, respectively, from $22.3 million and $41.7 million in the three and six months ended September 30, 2011.  The principal reason for this increase was that the 2011 periods were adversely impacted by the major earthquake in Japan in March 2011.

Historically, in addition to our pachinko operations, we operated restaurants and two hotels.  These businesses were generally unsuccessful and materially adversely affected our results of operations and financial condition.  We closed or sold all of these more than two years ago except for three restaurants which we sold the business rights on July 1, 2012.  In that sale, we retained the physical assets of the restaurants consisting of land, buildings and fixed assets, which we leased to the new operator for $26,000 per month for two years.

We had net losses of $391,000 and $2.3 million in the three months and six months ended September 30, 2012 as compared to net losses of $4.7 million and $10.0 million in the three months and six months ended September 30, 2011.  This improvement in our operating results was due principally to increased gaming revenues as we recovered from the effects of the March 2011 earthquake.

We generally finance the costs of opening our pachinko parlors and pachinko machines and other fixed assets used in the parlors.  This debt is usually secured by the real estate or equipment purchased.   As of September 30, 2012, we had total debt of $166.5 million, of which $125.1 million was in default.  We incurred most of this debt in default in the early 2000s to finance expansion efforts.  Since 2006, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

Our future success will depend in part upon our ability to restructure a substantial part of our defaulted debt to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt, or to refinance that debt on more favorable terms.  There is no assurance that our lenders will agree forgive any portion of our debt or continue to accept reduced payments or that we will be able to refinance the debt.

In addition, our plan is to open new pachinko parlors in the Tokyo metropolitan area, as our existing Tokyo parlors have been more successful than our Ibaraki and Chiba parlors.  However, we will need financing to open any new pachinko parlors, and it will be very difficult for us to obtain additional financing because of our current financial condition and recent operating results.

Results of Operations  --  Comparison of Quarters ended September 30, 2012 and 2011

Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Quarter ended September 30,
	2012		2011
	(dollars in thousands)
Total wagers	$138,413	100.0%	$130,581	100.0%
Customer pay-outs	113,895	82.3	109,991	84.2
Net gaming revenues	$24,518	17.7%	$20,590	15.8%

Our net gaming revenues increased in the quarter ended September 30, 2012 from the quarter ended September 30, 2011 principally because of increased wagers and lower payout levels.  Total wagers in the 2011 quarter were adversely affected by the March 2011 earthquake.  In addition, in April 2012, we reopened a parlor badly damaged in the earthquake.  As a result, our active pachinko machines increased from 7,088 at September 30, 2011 to 7,463 at September 30, 2012.

Our pay-out ratio decreased from 84.2% in the quarter ended September 30, 2011 to 82.3% in the quarter ended September 30, 2012, which positively impacted our net gaming revenues.  Our payout ratio decreased primarily due to the fact that we increased the pay-out ratios intentionally through the first six months of fiscal year 2012 to generate greater customer traffic following the March 2011 earthquake.

Revenues from our food and beverage operations decreased from $1.8 million in the quarter ended September 30, 2011 to $0.8 million in the quarter ended September 30, 2012.  The decrease was due primarily to the sale of our three remaining restaurants on July 1, 2012, and thus we did not generate any revenues from these restaurants except rental income in the quarter ended September 30, 2012.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Quarter ended September 30,
	2012	2011
Salaries and wages	20.4%	22.0%
Depreciation	35.3	37.6
Facilities and other	20.5	27.4
Disposal of property and equipment	1.7	1.9
Cost of revenues, other	0.8	0.6
Total Cost of Revenues	78.7%	89.5%

Our cost of revenues decreased by $92,000 from the quarter ended September 30, 2011 to the quarter ended September 30, 2012.  This decrease resulted from decreases of $0.5 million in rent expense and the fact that the 2011 quarter had expenses of $0.4 million for a lease termination payment in connection with the closing of a pachinko parlor and $0.3 million of repair cost related to the earthquake. These decreases were offset in part by increases of $0.5 million in bonuses and $0.5 million in depreciation.

The decrease in the cost of revenues as a percentage of net revenues from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 was due to a 13.1% increase in net revenues compared to a 0.5% decrease in the cost of revenues.  The larger percentage increase in net revenues was due to the adverse impact the earthquake had on revenues in the quarter ended September 30, 2011.

Operating Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Quarter ended September 30,
	2012	2011
Marketing and advertising	2.9%	4.9%
General and administrative	12.0	12.4
Total Operating Expenses	14.9%	17.3%

Marketing and advertising expenses decreased from $1.1 million in the quarter ended September 30, 2011 to $743,000 in the quarter ended September 30, 2012.  This decrease was due to a reduction in advertising expenditures following the adoption in July 2012 of regulations for Japanese pachinko parlors that limit conducting promotions offering higher payoffs by day or machine.  The Company believes that these new regulations may adversely affect the amount of wagers at smaller pachinko parlors.

General and administrative expenses increased from $2.8 million in the quarter ended September 30, 2011 to $3.0 million in the quarter ended September 30, 2012.  This increase was due primarily to an increase in salaries and retirement allowance of $143,000 during the 2012 quarter.

The decrease in general and administrative expenses as a percentage of revenues from the quarter ended September 30, 2011 to the quarter ended September 30, 2012 was due to a 13.1% increase in net revenues compared to a 2.2% decrease in operating expenses.  The larger percentage increase in net revenues was due to the adverse impact the March 2011 earthquake had on revenues in the quarter ended September 30, 2011.

Other Income and Expenses

Other income and expense consists primarily of interest paid on our debt.  Interest expense decreased from $3.0 million in the quarter ended September 30, 2011 to $2.0 million in the quarter ended September 30, 2012.  Interest expense was greater in the 2011 quarter because we paid an additional quarter of interest that had been deferred by our lenders as a result of the March 2011 earthquake.

Results of Operations  --  Comparison of Six Months ended September 30, 2012 and 2011

 Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Six Months ended September 30,
	2012		2011
	(dollars in thousands)
Total wagers	$273,318	100.0%	$254,331	100.0%
Customer pay-outs	226,366	82.8	215,772	84.8
Net gaming revenues	$46,952	17.2%	$38,559	15.2%

Our net gaming revenues increased in the six months ended September 30, 2012 from the six months ended September 30, 2011 principally because of increased wagers and lower payout levels.  Total wagers in the 2011 quarter were adversely affected by the March 2011 earthquake.  In addition, in April 2012, we reopened a parlor badly damaged in the earthquake.

Our pay-out ratio decreased from 84.8% in the six months ended September 30, 2011 to 82.8% in the six months ended September 30, 2012, which positively impacted our net gaming revenues.  Our payout ratio decreased primarily due to the fact that we increased the pay-out ratios intentionally through the first six months of fiscal year 2012 to generate greater customer traffic following the March 2011 earthquake.

Revenues from our food and beverage operations decreased from $3.1 million in the six months ended September 30, 2011 to $2.3 million in the six months ended September 30, 2012.  This decrease was primarily due to the sale of our remaining three restaurants on July 1, 2012, and thus we did not generate any revenues from these restaurants except rental income after that date.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Six Months ended September 30,
	2012	2011
Salaries and wages	20.9%	22.6%
Depreciation	33.6	38.3
Facilities and other	21.1	25.9
Disposal of property and equipment	2.2	2.0
Cost of revenues, other	1.1	1.5
Total Cost of Revenues	78.9%	90.3%

Our cost of revenues increased by $1.3 million from the six months ended September 30, 2011 to the six months ended September 30, 2012.  This increase was due primarily to an $879,000 increase in wages of part time employees related to our re-opened pachinko parlor and to a $592,000 increase in depreciation.

The decrease in the cost of revenues as a percentage of net revenues from the six months ended September 30, 2011 to the six months ended September 30, 2012 was due to an 18.2% increase in net revenues compared to a 3.4% increase of the cost of revenues.  The larger percentage increase in net revenues was due to the adverse impact the earthquake had on revenues in the six months ended September 30, 2011.

Operating Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Six months ended September 30,
	2012	2011
Marketing and advertising	3.7%	4.4%
General and administrative	13.6	14.5
Total Operating Expenses	17.3%	18.9%

Marketing and advertising expenses were $1.8 million in the six months ended September 30, 2011 and 2012, respectively.

General and administrative expenses increased from $6.1 million in the six months ended September 30, 2011 to $6.7 million in the six months ended September 30, 2012.  The increase was due primarily to professional fee resulting from efforts to becoming a reporting company under the Securities Exchange Act of 1934, as amended.

The decrease in general and administrative expenses as a percentage of net revenues from the six months ended September 30, 2011 to the six months ended September 30, 2012 was due to an 18.2% increase in net revenues compared to a 7.8% increase in operating expenses.  The larger percentage increase in net revenues was due to the adverse impact the earthquake had on revenues in the six months ended September 30, 2011.

Other Income and Expenses

Other income and expense consists primarily of interest paid on our debt.  Interest expense was $6.0 million and $4.1 million in the six months ended September 30, 2011 and 2012, respectively.  Interest expense in the 2012 six months was lower due primarily to lower accruals of default interest and lower levels of debt.

Financial Condition, Liquidity and Sources of Capital

Financial Condition

Property and equipment increased from $120.4 million at March 31, 2012 to $126.0 million at September 30, 2012, primarily due to the purchase of pachinko machines for and improvements to our re-opened pachinko parlor.

Other assets increased from $14.2 million at September 30, 2012 from $14.7 million at March 31, 2012, due primarily to the change in the currency exchange rate.

Our accounts payable and accrued expenses increased by $4.3 million from March 31, 2012 to September 30, 2012, due principally to an increase in accrued interest.

Our debt, consisting of notes payable, capital lease obligations, bonds and related party debt, was $159.8 million at March 31, 2012 and $166.5 million at September 30, 2012.  At September 30, 2012, the debt included $142.3 million of principal and $24.2 million of accrued interest (including default or penalty interest).  The bank debt and capital lease obligations were obtained principally to finance the purchase of equipment, the construction or renovation of our pachinko parlors, or in certain cases the land on which our pachinko parlors are located.  These loans and leases are secured by the equipment, leasehold improvements or land purchased, and substantially all of our assets are collateral for one or more of our loans.  Our bank debt, in the aggregate amount of $119.6 million at September 30, 2012, is secured and bears interest at fixed rates ranging from 0.09% per annum to 4.4% per annum (other than default rates), with a weighted average fixed rate of 3.50% per annum at September 30, 2012.  Our finance company debt, in the aggregate amount of $14.5 million at September 30, 2012, is generally unsecured and bears interest at fixed rates ranging from 6.0% per annum to 44.75% per annum, with a weighted average fixed rate of approximately 8.5% per annum at September 30, 2012.

Debt in Default

At September 30, 2012, we were in default on debt in the aggregate amount of $124.5 million, as compared to $126.9 million at March 31, 2012.  At September 30, 2012, debt in default included principal of $100.3 million and accrued interest (including default or penalty interest) of $24.2 million.

This debt has been in default for periods of up to six years.  Most of the debt provides for penalties or default interest upon default, generally at 14% per annum.

For the past several years, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

The following table provides certain information regarding our debt in default with respect to each lender to whom our defaulted debt exceeded 5% of our total assets at September 30, 2012.  The outstanding balances are as of September 30, 2012.

Lender	Origination Years (Default Year)(1)	Outstanding			Other Information(3)(4)
		Principal	Interest(2)	Total
		(dollars in thousands, except under Other Information)
Higashi-Nippon Bank	14 loans 1994-2007 (2006)	$33,213	A:$3 D:0	$33,216

Secured by 5 parcels of land and 6 buildings, including principal office of Kinbasha Japan.  Lender has extended maturity date in six months intervals, with current maturity date 3/30/13.  In fiscal 2013, we have been making monthly payments of $126,000.

Morgan Stanley Credit Products Japan Co., Ltd.	6 loans 1996-2006 (2006)	$27,950	A:$5,098 D:0	33,048

Purchased loans from Mitsubishi Tokyo UFJ Bank in March 2012.  Secured by 3 parcels of land and 5 buildings.  No formal extension of maturity.  In fiscal 2013, we have been making monthly payments of $112,000.

Jogashima Limited Liability Company	12 loans 1990-2006 (2006)	$11,588	A:$219 D:0	11,807	Purchased loans from Joyo Bank in September 2012. Secured by 5 parcels of land and 7 buildings. In fiscal 2013, we have been making monthly payments of $44,000.
Sumitomo Mitsui Banking Corporation	4 loans 2003-2004 (2006)	$7,576	A:0 D:$4,901	12,477	Secured by 2 parcels of land and 2 buildings. No formal extension of maturity. In fiscal 2013, we have been making monthly payments of $29,000.

_____________________

(1)

Year of first default

(2)

A is accrued interest, D is default interest accrued.

(3)

All of the Company’s real properties are collateralized by one or more mortgages, in some cases up to four mortgages.

(4)

Since the initial defaults in 2006, we have been making monthly payments in amounts based on discussions with our lenders, with an agreed upon interest rate of 3.5% per annum.  The amount of the payments varies from time to time (generally on an annual basis), based primarily on the amount of principal payments we advise the lenders we can make. The principal payment ratio in fiscal year

2012 is 1%, as compared to 0.5% in fiscal year 2012 and 0% in fiscal year 2011.  While most of our lenders have accepted payments at these rates in the past, they have not been obligated to do so there is no assurance they will continue to accept such payments in the future.

Our future success will depend in part upon our ability to renegotiate a substantial part of our defaulted debt or refinance the debt on more favorable terms.  We will seek to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt.  For example, in February 2012, we restructured a loan in the amount of $6.5 million (including principal, accrued interest and default interest) to provide that if we make 12 monthly payments of $12,000, and a final payment of $840,000 in February 2013, the balance of the debt ($5.5 million) will be forgiven.  However, there is no assurance that any of our other lenders will agree to forgive any portion of our debt or continue to accept reduced payments, or that we will be able to refinance any portion of the debt.

In 2009, the Japanese government imposed a moratorium on lenders regarding loans to homeowners and small to medium sized businesses.  Lenders were encouraged, but not obligated, to agree to loan modifications to extend maturity dates, reduce payments and forgive portions of the loan.  This moratorium is presently scheduled to expire on March 31, 2013.  It is possible that some of our lenders may have been dissuaded from more aggressive collection efforts by the moratorium, and may bring litigation or foreclosure actions if the moratorium ends.

Our future success depends in large part on our ability to restructure and refinance our debt in order to reduce interest costs and match current debt payments with available cash flow.  If we are unable to restructure or refinance our debt, we face potential litigation and foreclosure on our existing assets.  Further, collection or foreclosure actions by some lenders may induce other lenders to take similar actions.  Because we do not have the financial resources to pay our defaulted debt, our creditors could force Kinbasha Japan into a liquidation bankruptcy, in which event we would lose our pachinko licenses and Kinbasha Japan would cease operations.

Cash Flows

During the quarters ended September 30, 2012 and 2011, we generated $9.8 million and $10.6 million, respectively, of cash flows from operating activities.  The increase in cash flows from operating activities is a result of an increase in accounts payable and accrued expenses offset in part by reduced depreciation and amortization.

During the quarters ended September 30, 2012 and 2011, we used cash of $6.2 million and $3.4 million, respectively, for investing activities.  This increase was due in part to a $4.0 million decrease in repayment of security deposit due to the closure of a pachinko parlor in 2011.

During the quarters ended September 30, 2012 and 2011, we used cash of $3.3 million and $7.9 million, respectively, for financing activities, primarily to pay debt.  We are generally required to apply any net positive cash flow from our operating and investing activities to repay debt.

During the six months ended September 30, 2012 and 2011, we generated $20.4 million and $15.4 million, respectively, of cash flows from operating activities.  The increase in cash flows from operating activities is a result of an increase in net gaming revenues.

During the six months ended September 30, 2012 and 2011, we used cash of $16.4 million and $5.8 million, respectively, for investing activities.  This increase was due in part to a $5.8 million increase in equipment purchases due to the reopening of a pachinko parlor and new pachinko machines at our existing parlors.

During the six months ended September 30, 2012 and 2011, we used cash of $4.2 million and $9.7 million, respectively, for financing activities, primarily to pay debt.  We are generally required to apply any net positive cash flow from our operating and investing activities to repay debt.

Liquidity

We incurred net losses during fiscal years 2012 and 2011 and in the first six months of fiscal 2013, and as of June 30, 2012 and March 31, 2012 and 2011, we had working capital and shareholders’ deficits.  Starting in 2006, we had begun experiencing financial problems, which has caused us to become delinquent in repayment of a large portion of our debt.

We do not have the financial resources or liquidity to repay our debt that is in default.  Most of this debt has been in default since 2006.  During this period, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of September 30, 2012, none of our lenders had brought litigation or foreclosure proceedings with respect to any of our debt.

Assuming our lenders continue to accepts payments at levels comparable to our payment levels during the past several years and do not initiate other collection or foreclosure actions, and assuming there is no material adverse change in the pachinko industry generally, we believe our business will generate sufficient cash from operations to pay our expenses when due for the next twelve months.

However, at current levels, we are not generating sufficient cash flows to make any substantial reduction in our outstanding debt.  We will attempt to renegotiate a substantial part of our debt to obtain the forgiveness of some amount of principal and accrued interest (including default interest) and/or the material extension of the maturity dates of the debt.  We can provide no assurance that our lenders will agree to any of these changes or will not seek to collect their loans through litigation or foreclose actions.

We also want to open new pachinko parlors in the Tokyo metropolitan area, where our more successful pachinko parlors are located, to generate greater positive cash flow.  To do this, we will need additional financing and we have had difficulty obtaining financing as a result of our current financial condition and recent operating results.  There are no assurances that we will be able to obtain this financing or be successful in our plans.

Our condensed consolidated financial statements do not reflect any adjustments to the carrying value of assets or liabilities as a result of the uncertainty about our ability to pay obligations as they become due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our most recent annual audited financial statements expressing substantial doubt about our ability to continue as a going concern because of these matters, as required by auditing standards of the Public Company Accounting Oversight Board (United States).

Foreign Currency Adjustments

Our functional currency is the yen.  Our condensed consolidated financial statements are translated into United States dollars at period-end exchange rates for assets and liabilities, and weighted-average exchange rates for revenues and expenses.  The resulting translation adjustments are included in determining comprehensive loss.  The accumulated foreign currency translation adjustment account is also recorded as a separate of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.

The exchange rate as of September 30, 2012 was 77.90 yen to 1 dollar and as of March 31, 2012 was 82.24 yen to 1 dollar. The average rate was 78.74 yen to 1 dollar and 79.37 yen to 1 dollar for the three and six months ended September 30, 2012, respectively, and 77.52 yen to 1 dollar and 79.67 yen to 1 dollar for the three and six months ended September 30, 2011, respectively. Even when we experience an increase or decrease in our results of operations, the results in dollars may not reflect the correlational results due to fluctuation of the currency rate in the market.  For example, when the yen gets weaker versus the dollar from one period to the next period, our financial results will appear stronger when expressed in dollars comparing the first period to the next period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighing the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were still not effective as of that date due primarily to a lack of employees sufficiently knowledgeable in SEC accounting and reporting.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Nothing to report.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

Mine Safety Disclosures

Nothing to report.

Item 5.

Other Information

Nothing to report.

Item 6.

Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 26, 2012	KINBASHA GAMING INTERNATIONAL INC. By: /s/ Masatoshi Takahama Masatoshi Takahama Chief Executive Officer