Form 10-Q
period 2012-12-31
Kinbasha Gaming International, Inc.
filed 2013-02-14
CIK 1548106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

3753 Howard Hughes Parkway

Suite 200

Las Vegas, Nevada 89169

(Address of Principal Executive Offices)

(702) 664-0048

(Registrant’s Telephone Number, Including Area Code)

200 N. Westlake Blvd.

Suite 204

Westlake Village, California 91362

(former address , if changed since last report)

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,263,801 shares outstanding as of February 10, 2013.

i

KINBASHA GAMING INTERNATIONAL, INC.

INDEX TO FORM 10-Q

Page

PART I.

FINANCIAL INFORMATION

1

Item 1.

Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

20

PART II.

OTHER INFORMATION

20

Item 1.

Legal Proceedings

20

Item 1A.

Risk Factors

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults upon Senior Securities

20

Item 4.

Mine Safety Disclosures

20

Item 5.

Other Information

20

Item 6.

Exhibits

20

Signatures

21

References in this registration statement to the “Company,” “we,” “us” or “our” refer to Kinbasha Gaming International, Inc. (“Kinbasha”) and its consolidated subsidiaries, including its 98% owned Japanese operating subsidiary Kinbasha Co., Ltd. (“Kinbasha Japan”).

ii

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

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Management believes that these forward-looking statements are reasonable as and when made.  However, readers should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Item 2 -- “Financial Information -- Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results and Certain Investment Considerations” in our Form 10 and those described from time to time in our future reports which we will file with the Securities and Exchange Commission.  You should read this report and the documents that we have filed as exhibits to this report completely.

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

iii

 .

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2012	2012
Assets	(Unaudited)
Current Assets
Cash	$5,645	$6,162
Investment in equity securities	1,235	1,288
Inventories	1,352	930
Prepaid and other current assets	342	668
Total Current Assets	8,574	9,048
Property and equipment, net	116,055	120,409
Deferred income taxes, net	-	-
Other assets	13,228	14,165
Total Assets	$137,857	$143,622

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$26,555	$25,908
Capital lease obligations	7,284	9,131
Notes payable	124,289	129,603
Bonds	489	438
Notes payable, related parties	1,476	2,095
Other liabilities	1,717	4,843
Total Current Liabilities	161,810	172,018
Notes payable, less current portion	16,360	18,494
Total Liabilities	178,170	190,512

Shareholders' Deficit
Common stock, no par value, 12,263,801 shares issued and outstanding	9,462	9,462
Restricted retained earnings	1,006	1,006
Unrestricted accumulated deficit	(47,567)	(52,507)
Accumulated other comprehensive loss	(3,214)	(4,851)
Total Shareholders' Deficit	(40,313)	(46,890)
Total Liabilities and Shareholders' Deficit	$137,857	$143,622

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011

Revenues
Gaming, net	$70,198	$61,964	$23,246	$23,405
Food, beverage and other	2,728	6,591	431	3,482
Net Revenues	72,926	68,555	23,677	26,887
Cost of Revenues
Cost of revenues other	591	1,516	58	882
Salaries and wages	14,739	14,448	4,442	5,030
Depreciation	20,542	21,810	3,983	5,843
Facilities and other	15,517	15,825	5,108	5,034
Disposal of property and equipment	1,179	1,792	82	979
Total Cost of Revenues	52,568	55,391	13,673	17,768
Gross Profit	20,358	13,164	10,004	9,119
Operating Expenses
Marketing and advertising	2,561	2,842	748	1,016
Gain from change in termination benefits	(3,000)	-	(3,000)	-
General and administrative	9,507	9,572	2,823	3,514
Operating Income	11,290	750	9,433	4,589
Interest Expense	(6,282)	(9,159)	(2,134)	(3,175)
Income (Loss) Before Provision for Income Taxes	5,008	(8,409)	7,299	1,414
Provision for Income Taxes	-	184	-	1
Net Income (Loss)	5,008	(8,593)	7,299	1,413
Distribution to minority interest	(68)	(68)	(23)	(23)
Net Income (Loss) Attributable to Common Shareholders	$4,940	$(8,661)	$7,276	$1,390
Basic and diluted income (loss) per common share	$0.40	$(1.17)	$0.59	$0.19
Weighted average common shares outstanding - basic and diluted	12,263,801	7,374,191	12,263,801	7,374,191

See accompanying notes to condensed consolidated financial statements.

2

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011
Net Income (Loss)	$5,008	$(8,593)	$7,299	$1,413

Change in unrealized loss for investment in equity securities	-	-	-	-
Change in foreign currency translation	1,637	(2,761)	4,311	952
Total other comprehensive income (loss)	1,637	(2,761)	4,311	952

Comprehensive Income (Loss)	$6,645	$(11,354)	$11,610	$2,365

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net Income (Loss)	$5,008	$(8,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	20,890	21,810
Disposal of property and equipment	1,179	1,792
Changes in operating assets and liabilities
Inventories	(495)	(134)
Prepaid and other current assets	320	(462)
Accounts payable and accrued expenses	1,693	9,893
Accrued penalties and interest	3,006	2,448
Other liabilities	(3,139)	138
Net Cash Provided by Operating Activities	28,462	26,892
Cash Flows From Investing Activities
Purchase of property and equipment	(22,911)	(20,693)
Proceeds from the disposition of property and equipment	86	274
Increase in other assets	367	1,120
Net Cash Used in Investing Activities	(22,458)	(19,299)
Cash Flows From Financing Activities
Payments for capital leases	(1,643)	(1,212)
Borrowings from notes payable	8,727	4,756
Payments for notes payable	(12,803)	(9,458)
Borrowings from bonds	125	-
Payments for bonds	(50)	(102)
Payments for notes payable, related party	(570)	(468)
Distribution to minority interest	(68)	(68)
Net Cash Used in Financing Activities	(6,282)	(6,552)
Foreign Currency Effect on Cash	(239)	261
Net Increase (Decrease) in Cash	(517)	1,302
Cash, Beginning of Period	6,162	3,709
Cash, End of Period	$5,645	$5,011
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,815	$2,814
Cash paid for income taxes	$-	$-

Noncash investing and financing activities:

Accrued compensation expense for common stock	$-	$563

See accompanying notes to condensed consolidated financial statements.

4

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

These operations are conducted predominately through Kinbasha's 98% owned Japanese subsidiary, Kinbasha Co. Ltd. ("Kinbasha Japan").  Kinbasha Japan has been in this business since 1954.  As of December 31, 2012, the Company operated 21 pachinko parlors, of which 18 were in the Japanese prefecture of Ibaraki, two were in the Tokyo metropolis, and one was in the Chiba prefecture.

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

Note 2 – Summary of Significant Accounting Policies

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  The Company incurred net losses during fiscal years 2012 and 2011, and as of December 31, 2012 and March 31, 2012 had working capital and shareholders’ deficits.  Starting in 2006, the Company had begun experiencing financial problems, which has caused it to become delinquent in repayment of a large portion of its debt.  The Company does not have the financial resources or liquidity to repay the debt that is in default.  Most of this debt has been in default for more than six years.  During this period, the Company had worked with its lenders and in many cases has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of its debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 2012 and 2011.  The condensed consolidated financial statements as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 are unaudited; however, in the opinion of management these condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

In October 2012, Kinbasha Japan changed its policy for termination benefits payable to its employees upon termination of employment.  The effect of this change was to reduce other liabilities by $3.0 million, and the Company recognized a corresponding gain for the three and nine months ended December 31, 2012.  The effect of this change in estimate also increased basic and diluted income per common share for the three and nine months ended December 31, 2012 by $0.24 per share.  See Note 7.

Foreign Currency Translation and Transaction Gains and Losses

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  The functional currency of the Company and its subsidiaries is the Japanese yen.  Gains and losses resulting from the translation of the functional currency into United States dollars for the condensed consolidated financial statement presentation are not included in determining net loss, but are included in determining comprehensive losses. The accumulated foreign currency translation adjustment account is also included as a separate component of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.  During the three and nine months ended December 31, 2012 and 2011, no foreign currency transaction gains or losses were experienced.

The exchange rate as of December 31, 2012 was 85.88 yen to 1 dollar and the average rate was 79.96 yen to 1 dollar for the nine months then ended.  The exchange rate as of December 31, 2011 was 77.40 yen to 1 dollar and the average rate was 78.88 yen to 1 dollar for the nine months then ended.

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

Note 3 – Investment in Equity Securities

Investment in equity securities consisted of the following (in thousands):

December 31, 2012 (Unaudited)
Available-for-sale securities	$1,235

Activity in investment in equity securities consisted of the following (in thousands):

December 31 2012 (Unaudited)
Cost at beginning of period	$1,288
Foreign currency translation	(53)
Unrealized losses	-
Balance at end of period	$1,235

 Note 4 - Capital Leases

The Company leases property and equipment under leases that qualify as capital leases.  The leases are generally for a term of three to eight years and as of December 31, 2011, all of the leases had expired.

The Company is delinquent in the payment of its capital lease obligations.  Therefore, substantially all of the capital leases are in default, which makes the full contractual amount due and payable on demand.  As of December 31, 2012, the date of the most recent condensed consolidated balance sheet, the leasing companies have not accelerated payment.  The leasing arrangements provide for a default penalty at a rate of 14% per annum of the unpaid obligation.  For the nine months ended December 31, 2012 and 2011, the Company recorded interest and penalty expense of approximately $396,000 and $614,000, respectively.  For the three months ended December 31, 2012 and 2011, the Company recorded interest and penalty expense of approximately $119,000 and $160,000, respectively. The capital lease obligation balances include the accrued payable for interest and penalties as of December 31, 2012, which amounted to approximately $2.5 million. The Company has classified these capital lease obligations along with the associated accrued interest and penalties under current obligations.

Note 5 - Notes Payable

The Company is delinquent in the payment of principal on various notes.  Therefore, these notes are in default, which makes the full contractual amount of principal and accrued interest due and payable on demand.

These notes have original due dates ranging from May 2010 through December 2014 and are collateralized by various assets and properties.  These notes bear interest at rates ranging from 0.91% to 4.6% per annum, with a weighted average rate of 3.5% per annum, and most provide for a penalty rate of interest at the rate of 14% per annum.   The principal shareholder of the Company has personally guaranteed the majority of these notes.

Most of these notes have been in default since 2006.  For the past several years, the Company has worked with the lenders and in many cases the Company has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of the notes through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of the most recent condensed consolidated balance sheet, to the best knowledge of the Company, there were no pending foreclosure or litigation actions to collect these notes.

For the three months ended December 31, 2012 and 2011, the Company recorded interest and default interest expense of $1.9 million and $2.9 million, respectively.  For the nine months ended December 31, 2012 and 2011, the Company recorded interest and default interest expense of $5.8 million and $8.2 million, respectively.  As of December 31, 2012, the Company has accrued interest and default interest of $23.6 million with respect to these notes.  The Company has classified the principal and associated accrued interest and default interest on these notes as Notes Payable.

Note 6 - Gaming Operations

The Company derives revenues from the operation of pachinko and pachislot games. The Company is subject to licensing requirements established by the Prefectural Public Safety Commission.  The Company pays sales taxes of 4% of net revenues.

The following table sets forth revenues from gaming, net (total wagers less customer payouts) for the periods presented (in thousands):

	For the Nine months ended December 31, (Unaudited)
	2012		2011

Total wagers	$400,552	100.0%	$386,247	100.0%
Less pay-outs	330,354	82.5	324,283	84.0
Gaming, net	$70,198	17.5%	$61,964	16.0%

	For the Three Months ended December 31, (Unaudited)
	2012		2011

Total wagers	$127,234	100.0%	$131,916	100.0%
Less pay-outs	103,988	81.7	108,511	82.3
Gaming, net	$23,246	18.3%	$23,405	17.7%

Note 7 – Termination Benefits

In October 2012, Kinbasha Japan changed its policy for termination benefits payable to its employees upon termination of employment.  The new policy has assumptions that provide benefits that are more favorable to employees based on time of service, ranking and performance.  In addition, the new policy requires an employee to provide at least five years of service to be eligible for termination benefits.  This change was approved by Kinbasha Japan's employees with proper notice given to the appropriate Japanese labor agency.  The Company has accounted for the change in the policy as a change in accounting estimate and resulting reduction in liability during the third quarter.  The change in accounting estimate resulted in a gain of $3.0 million for the three and nine months ended December 31, 2012.

Note 8 – Subsequent Events

Management has considered all events occurring through the date the condensed consolidated financial statements have been issued, and has determined no material subsequent events are required to be disclosed.

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

Our functional currency is the yen, and accordingly our earnings and assets are denominated in yen.  As a result, appreciation or depreciation in the value of the yen relative to the dollar would affect our financial results reported in dollars without giving effect to any underlying change in our business or results of operations.  In the first nine months of fiscal year 2013, the yen was generally weaker when compared to the dollar during the first nine months of fiscal year 2012, and accordingly our results of operations reported in dollars appear weaker than they are when expressed in yen.

Our revenues increased to $72.9 million in the nine months ended December 31, 2012 from $68.6 million in the nine months ended December 31, 2011.  The principal reason for this increase was that the first six months of fiscal 2011 were adversely impacted by the major earthquake in Japan in March 2011. Our revenues decreased to $23.7 million in the three months ended December 31, 2012 from $26.9 million in the three months ended December 31, 2011 principally because of the sale of the restaurants in July 2012, as our pachinko revenues were about the same in each of these periods.

We had net income of $7.3 million and $5.0 million in the three months and nine months ended December 31, 2012, respectively, as compared to net income of $1.4 million and net loss of $8.6 million in the three months and nine months ended December 31, 2011, respectively.  The improvement in our operating results was due principally to increased gaming revenues as we recovered from the effects of the March 2011 earthquake.  In addition, in the third quarter of fiscal 2012 we had gain of $3.0 million as a result of a change in accounting estimate for our liability for employment termination benefits due to a change in our policy relating to those benefits.

We generally finance the costs of opening our pachinko parlors and pachinko machines and other fixed assets used in the parlors.  This debt is usually secured by the real estate or equipment purchased.   As of December 31, 2012, we had total debt of $149.9 million, of which $112.4 million was in default.  We incurred most of this debt in default in the early 2000s to finance expansion efforts.  Since 2006, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

Our future success will depend in part upon our ability to restructure a substantial part of our defaulted debt to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt, or to refinance that debt on more favorable terms.  There is no assurance that our lenders will agree to forgive any portion of our debt or continue to accept reduced payments or that we will be able to refinance the debt.

In addition, our plan is to open new pachinko parlors in the Tokyo metropolitan area, as our existing Tokyo parlors have been more successful than our Ibaraki and Chiba parlors.  However, we will need financing to open any new pachinko parlors, and it will be very difficult for us to obtain additional financing because of our current financial condition and recent operating results.

Results of Operations  --  Comparison of Quarters ended December 31, 2012 and 2011

Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Quarter ended December 31,
	2012		2011
	(dollars in thousands)
Total wagers	$127,234	100.0%	$131,916	100.0%
Less pay-outs	103,988	81.7	108,511	82.3
Net gaming revenues	$23,246	18.3%	$23,405	17.7%

Our net gaming revenues decreased in the quarter ended December 31, 2012 from the quarter ended December 31, 2011 as a result of a 4.7% decrease in the yen/dollar exchange rate. When expressed in yen, net gaming revenues increased 4.2% in the quarter ended December 31, 2012 from the quarter ended December 31, 2011 and total wagers increased 1.7% in the quarter ended December 31, 2012 from the quarter ended December 31, 2011. Total wagers in the quarter ended December 31, 2012, increased as a result of the reopening in April 2012 of a pachinko parlor that had been closed because of earthquake in March 2011. Our active pachinko machines increased from 7,088 at December 31, 2011 to 7,463 at December 31, 2012.

Our pay-out ratio decreased from 82.3% in the quarter ended December 31, 2011 to 81.7% in the quarter ended December 31, 2012, which positively impacted our net gaming revenues.  Our payout ratio decreased due to a change in the mix of pachinko machines played by our customers and the positive effects of our marketing programs which were designed to promote general prize payouts, which have a lower cost than special prizes.

10

Revenues from our food and beverage operations decreased from $3.4 million in the quarter ended December 31, 2011 to $431,000 in the quarter ended December 31, 2012.  The decrease was due primarily to the sale of business rights for our three remaining restaurants on July 1, 2012, and therefore we did not generate any revenues from these restaurants in the quarter ended December 31, 2012 except for $78,000 of rental income.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Quarter ended December 31,
	2012	2011
Salaries and wages	18.8%	18.7%
Depreciation	16.8	21.7
Facilities and other	21.6	18.7
Disposal of property and equipment	0.3	3.6
Cost of revenues, other	0.2	3.3
Total Cost of Revenues	57.7%	66.0%

 Our cost of revenues decreased by $4.1 million from the quarter ended December 31, 2011 to the quarter ended December 31, 2012.  This decrease resulted from decreases of (i) $824,000 in food and beverage costs due to the sale of the business rights for restaurants; (ii) $589,000 in salaries and wages; and (iii) $1.9 million in depreciation expense primarily due to reduced capital expenditures for pachinko assets.

The decrease in the cost of revenues as a percentage of revenues from the quarter ended December 31, 2011 to the quarter ended December 31, 2012 was due to an 11.9% decrease in revenues compared to a 23.0% decrease in the cost of revenues.

Operating Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Quarter ended December 31,
	2012	2011
Marketing and advertising	3.2%	3.8%
Gain from change in termination benefits	(12.7)	--
General and administrative	11.9	13.0
Total Operating Expenses	2.4%	16.8%

Marketing and advertising expenses decreased from $1.0 million in the quarter ended December 31, 2011 to $748,000 in the quarter ended December 31, 2012.  This decrease was due to a reduction in advertising expenditures following the adoption in July 2012 of regulations for Japanese pachinko parlors that limit conducting promotions offering higher payoffs by day or machine.  We believe that these new regulations may adversely affect the amount of wagers at smaller pachinko parlors throughout the pachinko industry.

In the third quarter of 2012, we recognized a $3.0 million gain from change in termination benefits. This gain resulted from a change in October 2012 in our policy for termination benefits payable to our employees upon termination of employment which reduced other liabilities by that amount. We accounted for this change as a change in accounting estimate.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

General and administrative expenses decreased from $3.5 million in the quarter ended December 31, 2011 to $2.8 million in the quarter ended December 31, 2012.  This decrease was due primarily to (i) a $260,000 reduction in compensation expense for administrative employees due to a decrease in the number of administrative employees; and (ii) $187,500 of compensation expense in the 2011 quarter relating to shares issued in March 2012 to our chief executive officer for services rendered in fiscal years 2010 through 2012.

The decrease in operating expenses as a percentage of net revenues from the quarter ended December 31, 2011 to the quarter ended December 31, 2012 was due to a 11.9% decrease in net revenues compared to a 87.4% decrease in operating expenses, which also reflects a non-recurring gain from change in employment termination benefits of 65.4% during the quarter ended December 31, 2012.

Interest Expense

Interest expense decreased from $3.2 million in the quarter ended December 31, 2011 to $2.1 million in the quarter ended December 31, 2012. Interest expense decreased because of  lower default interest in the 2012 period as a result of revised payment terms with a number of creditors.

Results of Operations  --  Comparison of Nine Months ended December 31, 2012 and 2011

 Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Nine Months ended December 31,
	2012		2011
	(dollars in thousands)
Total wagers	$400,552	100.0%	$386,247	100.0%
Pay-outs	330,354	82.5%	324,283	84.0%
Net gaming revenues	$70,198	17.5%	$61,964	16.0%

Our net gaming revenues increased by $8.2 million or 13.3% in the nine months ended December 31, 2012 from the nine months ended December 31, 2011 principally because of increased wagers and lower payout levels.  These increases occurred notwithstanding the slight strengthening of the dollar versus the yen in fiscal 2013, which adversely effects our results of operations when expressed in dollars.

Total wagers in the first six months of fiscal 2012 were adversely affected by the March 2011 earthquake. We reopened a parlor in April 2012 that was badly damaged by the earthquake and had been closed since March 2011.

Our pay-out ratio decreased from 84.0% in the nine months ended December 31, 2011 to 82.5% in the nine months ended December 31, 2012, which positively impacted our net gaming revenues.  Our payout ratio decreased due to change in the mix of pachinko machines played by our customers and marketing programs designed to promote general prize payouts, which have a lower cost than special prizes, as well as the fact that we increased the pay-out ratios intentionally through the first six months of fiscal year 2012 to generate greater customer traffic following the March 2011 earthquake.

Revenues from our food and beverage operations decreased from $6.6 million in the nine months ended December 31, 2011 to $2.7 million in the nine months ended December 31, 2012.  This decrease was primarily due to the sale of the business rights for our remaining three restaurants on July 1, 2012, and we did not generate any revenues from these restaurants except rental income from those three restaurants after that date.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Nine Months ended December 31,
	2012	2011
Salaries and wages	20.2%	21.1%
Depreciation	28.2	31.8
Facilities and other	21.3	23.1
Disposal of property and equipment	1.6	2.6
Cost of revenues, other	0.8	2.2
Total Cost of Revenues	72.1%	80.8%

Our cost of revenues decreased by $2.8 million from the nine months ended December 31, 2011 to the nine months ended December 31, 2012.  This decrease was due primarily to decreases of $1.3 million in depreciation expense primarily due to reduced capital expenditures for pachinko assets and $0.9 million in costs related to food and beverage operations due to the sale of the business rights for the restaurants.

The decrease in the cost of revenues as a percentage of net revenues from the nine months ended December 31, 2011 to the nine months ended December 31, 2012 was due to a 6.4% increase in net revenues compared to a 5.1% decrease in the cost of revenues.

Operating Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Nine months ended December 31,
	2012	2011
Marketing and advertising	3.5%	4.1%
Gain from change in termination benefits	(4.1)	-
General and administrative	13.0	14.0
Total Operating Expenses	12.4%	18.1%

Marketing and advertising expenses were $2.8 million and $2.6 million in the nine months ended December 31, 2011 and 2012, respectively.  This decrease was due to a reduction in advertising expenditures following the adoption in July 2012 of regulations for Japanese pachinko parlors that limit conducting promotions offering higher payoffs by day or machine.

In the third quarter of 2012, we recognized a $3.0 million gain from change in termination benefits. This gain resulted from a change in October 2012 in our policy for termination benefits payable to our employees upon termination of employment, which reduced other liabilities by that amount. We accounted for this change as a change in accounting estimate.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

General and administrative expenses remained relatively stable during the nine months ended December 31, 2011 compared to the nine months ended December 31, 2012. General and administrative expenses in the nine months ended December 31, 2011 included $562,000 of compensation expense relating to shares issued in March 2012 to our chief executive officer for services rendered in fiscal years 2010 through 2012.

The decrease in operating expenses as a percentage of net revenues from the nine months ended December 31, 2011 to the nine months ended December 31, 2012 was due to a 6.4% increase in net revenues compared to a 27.0% decrease in operating expenses, which also reflects a non-recurring gain from change in employment termination benefits of 24.2% during the nine months ended December 31, 2012.

Interest Expense

Interest expense was $9.2 million and $6.3 million in the nine months ended December 31, 2011 and 2012, respectively.  Interest expense was lower in the 2012 period because of lower default interest in the 2012 period as a result of revised payment terms with a number of creditors.

Financial Condition and Liquidity

Financial Condition

Property and equipment decreased from $120.4 million at March 31, 2012 to $116.1 million at December 31, 2012, principally because of 4.4% of increase in the yen to dollar exchange rate. We had $5.8 million of capital expenditures relating to the pachinko parlor we reopened in May 2012, which were offset in part by reduced capital expenditures for pachinko machines at our other pachinko parlors.

Other assets decreased from $14.2 million at March 31, 2012, to $13.2 million at December 31, 2012 due primarily to the change in the yen to dollar exchange rate.

Our accounts payable and accrued expenses increased by $647,000 from March 31, 2012 to December 31, 2012, due principally to accounts payable relating to improvements to the pachinko parlor we reopened in May 2012.

Our debt, consisting of notes payable, capital lease obligations, bonds and related party debt, was $159.8 million at March 31, 2012 and $149.9 million at December 31, 2012.  At December 31, 2012, the debt included $123.8 million of principal and $26.1 million of accrued interest (including default or penalty interest).  The bank debt and capital lease obligations were obtained principally to finance the purchase of equipment, the construction or renovation of our pachinko parlors, or in certain cases the land on which our pachinko parlors are located.  These loans and leases are secured by the equipment, leasehold improvements or land purchased, and substantially all of our assets are collateral for one or more of our loans.  Our bank debt, in the aggregate amount of $119.7 million at December 31, 2012, is secured and bears interest at fixed rates ranging from 0.09% per annum to 4.4% per annum (other than default rates), with a weighted average fixed rate of 3.50% per annum at December 31, 2012.  Our finance company debt, in the aggregate amount of $7.4 million at December 31, 2012, is generally unsecured and bears interest at fixed rates ranging from 6.0% per annum to 44.75% per annum, with a weighted average fixed rate of approximately 8.5% per annum at December 31, 2012.

Debt in Default

At December 31, 2012, we were in default on debt in the aggregate amount of $106.5 million, as compared to $126.9 million at March 31, 2012.  At December 31, 2012, debt in default included principal of $86.2 million and accrued interest (including default or penalty interest) of $20.3 million.  The decrease in the amount of debt in default was due to principal repayments and the restructuring of one loan in the principal amount of $6.5 million..

This debt has been in default for periods of up to six years.  Most of the debt provides for penalties or default interest upon default, generally at 14% per annum. To date, most of the lenders have not enforced this provision but there is no assurance they will not do so in the future.

  For the past several years, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this registration statement, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

The following table provides certain information regarding our debt in default with respect to each lender to whom our defaulted debt exceeded 5% of our total assets at December 31, 2012.  The outstanding balances are as of December 31, 2012.

Lender	Origination Years (Default Year)(1)	Outstanding			Other Information(3)(4)
		Principal	Interest(2)	Total
		(dollars in thousands, except under Other Information)
Higashi-Nippon Bank	14 loans 1994-2007 (2006)	$30,091	A: $29 D: 0	$30,120

Secured by 5 parcels of land and 6 buildings, including principal office of Kinbasha Japan.  Lender has extended maturity date in six month intervals, with a current maturity date 3/30/13.  In fiscal 2013, we have been making monthly payments of $126,000.

Morgan Stanley Credit Products Japan Co., Ltd.	6 loans 1996-2006 (2006)	$25,044	A: $4,790 D: 0	$29,834

Purchased loans from Mitsubishi Tokyo UFJ Bank in March 2012.  Secured by 3 parcels of land and 5 buildings.  No formal extension of maturity.  In fiscal 2013, we have been making monthly payments of $112,000.

Jogashima Limited Liability Company	12 loans 1990-2006 (2006)	$10,350	A: $295 D: 0	$10,645	Purchased loans from Joyo Bank in September 2012. Secured by 5 parcels of land and 7 buildings. In fiscal 2013, we have been making monthly payments of $44,000.
Sumitomo Mitsui Banking Corporation	4 loans 2003-2004 (2006)	$6,862	A: $40 D: $4,670	$11,572	Secured by 2 parcels of land and 2 buildings. No formal extension of maturity. In fiscal 2013, we have been making monthly payments of $29,000.

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

Cash Flows

During the nine months ended December 31, 2012 and 2011, we generated $28.5 million and $26.9 million, respectively, of cash flows from operating activities.  The increase in cash flows from operating activities was the result of higher net income as the 2011 period was adversely impacted by the major earthquake in Japan in March 2011.

During the nine months ended December 31, 2012 and 2011, we used cash of $22.5 million and $19.3 million, respectively, for investing activities. This change was due to $5.8 million of capital expenditures relating to the pachinko parlor we reopened in May 2012 offset in part by reduced capital expenditures at our other parlors.

During the nine months ended December 31, 2012 and 2011, we used cash of $6.3 million and $6.6 million, respectively, for financing activities, primarily to pay debt.  We are generally required to apply any net positive cash flow from our operating and investing activities to repay debt.

Liquidity

Although we had net income of $5.0 million in the nine months ended December 31, 2013, we incurred net losses during fiscal years 2012 and 2011, and as of December 31, 2012 and March 31, 2012 we had working capital and shareholders’ deficits.  Starting in 2006, we had begun experiencing financial problems, which has caused us to become delinquent in repayment of a large portion of our debt.

We do not have the financial resources or liquidity to repay our debt that is in default.  Most of this debt has been in default since 2006.  During this period, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of December 31, 2012, none of our lenders had brought litigation or foreclosure proceedings with respect to any of our debt.

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

Foreign Currency Adjustments

Our functional currency is the yen.  Our condensed consolidated financial statements are translated into United States dollars at period-end exchange rates for assets and liabilities, and weighted-average exchange rates for revenues and expenses.  The resulting translation adjustments are included in determining comprehensive income.  The accumulated foreign currency translation adjustment account is also recorded as a separate component of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.

The exchange rate was 85.88 yen to 1 dollar at December 31, 2012, and 82.27 yen to 1 dollar at March 31, 2012.  The average exchange rate was 81.13 yen to 1 dollar and 79.96 yen to 1 dollar in the three and nine months ended December 31, 2012, respectively, compared to 77.31 yen to 1 dollar and 78.88 yen to 1 dollar in the three and nine months ended December 31, 2011, respectively.  Even when we experience an increase or decrease in our results of operations, the results in dollars may not reflect the correlational results due to fluctuation of the currency rate in the market.  For example, when the yen gets weaker versus the dollar from one period to the next period, our financial results will appear stronger when expressed in dollars comparing the first period to the next period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable

19

.

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

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings

Nothing to report.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

Mine Safety Disclosures

Nothing to report.

Item 5.

Other Information

Nothing to report.

Item 6.

Exhibits

See Exhibit Index attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2013	KINBASHA GAMING INTERNATIONAL INC. By: /s/ Masatoshi Takahama Masatoshi Takahama Chief Executive Officer

21

-  .

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101

The following financial information from the Quarterly Report on Form 10-Q of Kinbasha Gaming International, Inc. for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Condensed Balance Sheets as of December 31, 2012 and March 31, 2012; (2) Consolidated Condensed Statements of Income for the three and nine months ended December 31, 2012 and 2011; (3) Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended December 31, 2012 and 2011; (4) Consolidated Condensed Statements of Cash Flows for the nine months ended December 31, 2012 and 2011; and (5) Notes to Unaudited Condensed Consolidated Financial Statements.*

*

Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is "furnished" and is not deemed to be "filed" or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.