Form 10-K
period 2013-03-31
Kinbasha Gaming International, Inc.
filed 2013-07-01
CIK 1548106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  000-54784

KINBASHA GAMING INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Florida		86-0832362
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
3753 Howard Hughes Parkway, #200 Las Vegas, NV 89169
(Address of principal executive offices)

(702) 664-0048
Registrant’s telephone number:

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  Common Stock, no par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

i

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,257,784.

The outstanding number of shares of common stock as of June 20, 2013 was 12,263,895.

Documents incorporated by reference:  None

ii

Form 10-K

References in this report to the "Company," "we," "us" or "our" refer to Kinbasha Gaming International, Inc. ("Kinbasha") and its consolidated subsidiaries, including its 98% owned Japanese operating subsidiary Kinbasha Co., Ltd. ("Kinbasha Japan").

Cautionary Note Regarding Forward-Looking Information

This report contains forward-looking statements.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.  The forward-looking statements are contained principally in the sections entitled “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors that may Affect Future Operating Results and Certain Investment Considerations.”  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements.

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Management believes that these forward-looking statements are reasonable as and when made.  However, readers should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Item 7 -- “Management’s Discussion and Analysis of Financial Condition and Results of Operations --Factors that may Affect Future Operating Results and Certain Investment Considerations.” and elsewhere in this registration statement and those described from time to time in our future reports which we will file with the Securities and Exchange Commission.  You should read this report and the documents that we have filed as exhibits to this report completely.

Currencies

Unless indicated otherwise, in this report all references to $ or dollars refer to United States dollars and references to yen mean the lawful currency of Japan.  Except for the financial statements and other financial information taken from the financial statements, for purposes of expressing financial information in dollars that has been derived from yen, we have converted yen to dollars at the rate of 1 dollar to 94.16 yen, the conversion rate in effect on March 31, 2013.

Reverse Stock Split

Kinbasha completed a 1 for 12 reverse stock split of its common stock on March 12, 2012.  Unless otherwise indicated, in this report all references to numbers of shares and share prices reflect this reverse stock split.

Industry Data

All industry data has been obtained from the White Paper of Leisure 2012 published by the Public Foundation of Japan Productivity Center , the White Paper of the Pachinko Industry 2012 published by Yano Research Institute and the Pachinko Industrial Year Book 2013 published by Sogo Unicom.

PART I

ITEM 1.

BUSINESS.

Overview

Kinbasha Gaming International, Inc. owns and operates retail gaming centers, commonly called "pachinko parlors," in Japan.  These parlors, which resemble Western style casinos, offer customers the opportunity to play the games of chance known as pachinko and pachislo.  For ease of reference, unless we are describing specific game characteristics, we will refer to pachinko and pachislo collectively as "pachinko."

Pachinko is played on machines that are similar to a vertical pinball machine and pachislo is played on machines similar to casino slot machines.  However, because the player controls certain moving parts of the machine, it is perceived that a certain degree of skill is involved, as well as chance.  Playing costs range from 0.5 yen to 4 yen per ball in pachinko and 5 yen to 20 yen per token in pachislo.  While players win balls and tokens, these machines do not offer big "jackpot" pay-outs like those paid by Western style slot machines.  Instead, the machines have a low token retention (“hold”) rate, and pay-outs are also kept modest in order to conform to Japan’s regulations regarding speculative entertainment activities.  In addition, direct gambling on pachinko is illegal in Japan, balls and tokens won cannot be exchanged for cash or other monetary consideration in the pachinko parlor, but instead are exchanged for prizes consisting of the types of goods found in convenience stores, such as snacks, drinks and cigarettes, or special prizes consisting of decorative cards embedded with a small piece of gold or silver or silver or gold pendants.  These special prizes are generally exchanged for cash with an independent prize buyer outside the pachinko parlor.

Pachinko is one of Japan’s most popular leisure activities.  It is estimated that in 2011, 12.6 million people played pachinko paying more than $227 billion in total wagers.   There are around 12,000 pachinko parlors in Japan operated by around 4,000 companies.  The three largest operators have an average of approximately 270 parlors and 150,000 pachinko machines.  We are not aware of any other operator that has  more than 60 parlors in Japan.

Our operations are conducted through a 98% owned Japanese subsidiary, Kinbasha Co. Ltd.  This subsidiary has been in this business since 1954.  As of May 31, 2013, we had 21 pachinko parlors with 7,463 pachinko machines.  Eighteen of our parlors are in the Japanese prefecture of Ibaraki, two are in the Tokyo metropolis, and one is in the prefecture of Chiba.

We had net revenues of $91.2 million and $93.9 million in our fiscal years ended March 31, 2012 and 2013, respectively, and net loss of $6.0 million in fiscal year 2012 and net income of $11.6 million in fiscal year 2013.  As of March 31, 2013, we had total debt of $132.3 million, of which $97.1 million of debt was in default ($77.6 million of principal and $19.5 million of interest and penalty interest).  Because we do not have the financial resources to pay our defaulted debt, our creditors could force Kinbasha Japan into a liquidation bankruptcy, in which event we would lose our pachinko licenses and Kinbasha Japan would cease operations.  However, most of this debt has been in default for up to seven years and to date no creditor has attempted to force us into a liquidation bankruptcy.

The pachinko industry in Japan is highly regulated.  The pachinko business is considered an "amusement business" under Japanese law.  To operate a pachinko parlor, a pachinko parlor operator must have a license from the Public Safety Commission in the prefecture in which the parlor is located. In addition, Japanese laws prohibits pachinko parlor operators from being involved in the exchange of prizes for cash or securities by either providing cash or securities as prizes or repurchasing prizes for cash or securities.  In order to comply with this law, the industry operates in accordance with what is commonly referred to as the "Tri-Party System," which requires independence among pachinko parlor operators, prize buyers and prize wholesalers.  The law also restricts pay-out ratios, the value of the balls and tokens put into play and other aspects of the games.

Our United States headquarters are located in Las Vegas, Nevada and our Japanese headquarters are located in Hitachi-shi, Ibaraki.

Organizational History

Kinbasha

Kinbasha was incorporated in 1996 in Arizona under the name “Gunslinger Records Inc.”  It initially conducted a music label and entertainment business, with an emphasis on management and production of recording artists.  By the middle of 2006, it had exhausted its capital resources, had significant debts, and ceased business activities.  From 2007 to 2009, Kinbasha reorganized, negotiating debt reductions with payments of cash and common stock.  In December 2009, the Company re-domiciled to Florida.

During this period, management searched for a new business to acquire and in January 2011, Kinbasha consummated a share exchange with the shareholders of Kinbasha Japan pursuant to which Kinbasha acquired 98% of the outstanding capital interest of Kinbasha Japan, in exchange for 3,163,819 shares of Kinbasha common stock.  Concurrently with the closing, Kinbasha issued an additional 3,064,930 shares of Kinbasha common stock to various shareholders of Kinbasha Japan and others for consulting services related to the transaction.  The shares issued in the exchange and for services represented 80% of the outstanding shares of Kinbasha common stock immediately following the closing.  This transaction was accounted for as reverse recapitalization for financial reporting purposes.  Since this transaction, we have conducted our business through Kinbasha Japan.

In May 2011, Gunslinger changed its name "Kinbasha Gaming International, Inc."

Kinbasha, Japan

Kinbasha Japan was organized as a private enterprise under Japanese law in 1954 and opened its first pachinko parlor in Hitachi-shi, Ibaraki, Japan that year.  In 1957 Kinbasha Japan was converted into a corporation organized under Japanese law, under the name, “Kinbasha Co, Ltd”.  Over the years Kinbasha Japan has operated a number of different businesses including restaurants and two hotels, but the ownership and operation of pachinko parlors has been its primary business.

Business Plan

Our business plan is to expand our operations through opening new pachinko parlors in the Tokyo metropolitan area and Ibaraki prefecture, close poorly performing pachinko parlors, and attempt to restructure or refinance our outstanding debt to obtain principal and interest reductions and/or payment deferrals.

In the early 2000s, we adopted an expansion strategy of adding pachinko parlors and other businesses.  From 2002 to 2007, we opened five pachinko parlors in the Ibaraki prefecture, upgraded two other pachinko parlors, opened five restaurants and purchased two hotels.

During the past decade the pachinko industry has been adversely affected by a number of developments, including:

•

the adoption of a new government regulation in 2004, and phased in through 2007, intended to deemphasize the gambling nature of pachislo, setting a cap on the potential pay-out value of bonus rounds that could be accumulated during the course of play; this regulation resulted in a sharp drop in the popularity of pachislo, which adversely impacted the operating results of pachinko operators across the industry, including us;

•

the recession and high unemployment in certain regions (including the regions where many of our parlors are located) brought on by the ongoing rise in value of the yen since 2007, reducing exports, which in turn weakened the Japanese economy and left Japanese workers with lower disposable income for leisure activities such as pachinko;

•

the introduction of "one yen" pachinko (pachinko that cost one yen to play) in 2006 that increased game time for players but decreased the average net revenue per player;

•

Increasingly diverse options for leisure activities (video games, smartphone apps, home theatre, etc.) that compete with pachinko for consumer discretionary spending, particularly among younger people; and

•

the major earthquake and resulting tsunami in Japan in March 2011.

Our non-pachinko business activities were generally unsuccessful.  As a result, we have closed, sold or liquidated all of our hotels and restaurants as of July 1, 2012.

We financed our expansion with debt.  However, for the reasons set forth above, our pachinko revenues were lower than we projected, and we began defaulting on the debt in 2006.  As of March 31, 2013, we were in default on debt in the aggregate amount of $97.1 million.

Our plan is to follow the “chain store” model and open new or acquire existing pachinko parlors in order to take advantage of our centralized IT, marketing, employee training and machine maintenance infrastructure which we believe currently has the capacity to support up to 28 parlors.  We have targeted two regions for expansion: (1) the Tokyo metropolitan area, which includes the Tokyo metropolis and the Chiba, Saitama and Kanagawa prefectures, and (2) the Ibaraki prefecture.

With a GDP that exceeds the combined GDP of New York City and London, the Tokyo metropolitan area is a natural area for us to extend our brand and exploit our operational capabilities.  We have demonstrated our ability to successfully operate in the highly competitive Tokyo market with the success of our parlors in this area.  These parlors have been more successful than our Ibaraki parlors in part because of greater population and in part because these parlors have more machines.  Mid-sized parlors with more than 500 machines have competitive advantages over small-sized parlors with fewer than 300 machines.

We are also considering additional parlors in Ibaraki prefecture where we are the largest operator with 18 parlors.  We are a dominant force in the pachinko industry in this prefecture and have numerous strategic advantages over other pachinko parlor operators that have only one or two stores.  Our concentration of operations in this region provides certain economies of scale in terms of technical support, advertising and brand awareness.  Further, as one of the region's largest employers, we are often able to recruit the best qualified candidates and we maintain excellent relations with community leaders, an important factor in the highly regulated pachinko industry.

We would like to add three pachinko parlors per year for the next five years, or 15 additional parlors during that period.  These additions may be through opening new parlors or acquiring parlors operated by others.  We anticipate that each of these parlors will have around 500 pachinko machines.  We may also close less profitable or unprofitable pachinko parlors.

We estimate that we will need between $9 million and $11 million to open each new pachinko parlor and to operate the parlor until it is cash flow positive.  We presently do not have the capital resources to acquire or open additional pachinko parlors.  Therefore, to implement our growth plan, we will need debt or equity financing from third parties.  It will be very difficult to obtain this financing because of our current financial condition and recent operating results.  We can give no assurance that we will be able to obtain this financing at all or upon terms that would be acceptable.  If we do not obtain additional financing to open or acquire one or more additional pachinko parlors, we will continue to operate with our existing parlors.

Lastly, our plan is to attempt to restructure our debt to obtain reductions or deferrals of principal, interest and default interest, or refinance the debt on more favorable payment terms.  In February 2012, we restructured a loan in the amount of $6.5 million that resulted in a gain from the extinguishment of debt in fiscal year 2013 of $5.2 million.  In addition, in fiscal year 2012, we recognized $870,000 of income from debt forgiveness on eight capital leases with one lessor.  While our lenders have accepted reduced payments for a number of years, we can give no assurance that some or any of our lenders will agree to restructure their loans or forgive any portion of principal or accrued interest or will continue to accept payments less than the amounts required by their loan agreements.

Pachinko

Pachinko

Pachinko is believed to have originated in Japan in the 1920s based on a vertical pinball-like device called the Corinthian Game that was imported into Japan from the United States  Pachinko is a game in which players shoot steel metal balls about 3/8” in diameter into a vertical machine that resembles a pinball machine.  The machine features pins that guide the direction of the balls into one of several slots in the machine.  Certain slots release more balls while other slots capture the ball.  The machines also have an automatic ball feeder that allows the player to quickly release balls into the machine.  The player uses a round knob at the bottom of the machine, thereby adding an element of skill to the game, to control the speed and force of the balls as they are released into the machine.  Pachinko machines today also feature digital displays in the background that resemble slot machines.  The digital display is activated when the balls touch certain areas within the machine and allow the player to win extra balls.  Upon completion of play, patrons can exchange balls for prizes, such as cigarettes, candy, and other merchandise, or a ‘special prize’ which can be exchanged for money.  See “The Tri-Party System” below.

Pachislo

Pachislo slot machines are similar to Western slot machines, and are also typically found in pachinko parlors.  The key difference between a Pachislo machine and a Western slot machine is that the player controls when each individual reel stops, thereby requiring a certain degree of skill as well as chance.  Another difference is that Pachislo machines do not offer the big “jackpot” pay-outs paid by Western slot machines.  Similar to the machine’s low token retention (“hold”) rate, pay-outs are also kept modest, to conform to Japan’s strict regulations regarding speculative entertainment activities.

Customer Experience

A customer entering a modern Japanese pachinko parlor who wishes to play pachinko would either insert either cash or a prepaid magnetic card obtained from one of several vending machines located around the gaming floor.  In either instance, the machine dispenses a specified number of balls or tokens into the machine’s loading tray or pay-out tray at a posted price per ball.  The customer then plays the game and, if successful, collects his or her winnings in plastic bins provided by the parlor by manually releasing a trap at the base of the machine’s collection tray.  When the customer is finished gaming, the customer transfers the filled bins to ball or token counting machines which automatically supply him or her with a magnetic or paper receipt for the number of balls or tokens collected.  The customer then presents the receipt at the redemption counter which offers the player a choice of credit towards retail goods sold by the store or a ‘special prize’ that can be exchanged for money at a special prize exchange station located within close proximity to the pachinko store.  See “The Tri-Party System” below.

Ball/Token Redemption

The redemption price of balls or tokens won by customers is set at a lower price per ball/token than the buy-in price that customers pay before they start playing.  On average, the buy-in price for pachinko balls ranges from 0.5 yen to 4 yen per ball while the redemption rate ranges from to 0.25 yen to 4 yen per ball.  On average, the buy-in price for pachislot tokens ranges from 5 yen to 20 yen per token while the redemption rate ranges from to 2.5 yen to 20 yen per token.  Ball and token purchase prices and redemption rates vary from store to store based on demographic and competitive factors.

Pachinko machines give players a typical pay-out ratio of between 85% and 120%.  A higher pay-out ratio gives players the feeling that they have had a winning session.  As a result, a pachinko parlor’s net revenues on total gross wagers are determined by a combination of the hold percentages set on the machines and the ball/token redemption ratio.  As in Western style casinos, a “looser” machine (one with a lower hold percentage) will increase the amount of time that a player will play without losing all of his or her investment, and result in a lower player velocity for the casino.  In order to remain profitable under such a scenario, the parlor must modify its ball/token redemption ratio to offset the low hold percentage on the machines.  Smaller parlor s typically employ this business model.  In contrast, better established, dominant properties with significant customer traffic offer the player higher redemption rates on “tighter” machines (higher hold percentages).  Under this configuration, player velocity is increased as players either lose more quickly or increase their level of wagers in order to fill the same amount of playing time.  Adjusting this all-important mix correctly is of critical importance in maximizing profitability and is the hallmark of an experienced operator.  The advancements in IT infrastructure for pachinko operations allow pachinko operators to monitor the profitability of each machine in accurate detail and in real-time.  Machines can be “adjusted” to provide higher or lower pay-out ratios, but regulations require that this adjustment can only be made overnight when the parlor is closed.

While balls and tokens can be redeemed for various prizes such as candy, cigarettes, consumer electronics and certain luxury items, the vast majority of the redemptions are for special prizes that are either decorative cards embedded with a small piece of gold or silver or silver or gold pendants.  The concept of the special prize has existed for decades in the pachinko business, although in recent years it has become significantly more refined.  Under Japanese law, it is not permissible for the pachinko parlor to exchange pachinko balls or pachislo tokens for currency, gold or securities.  As a result, the Japanese pachinko industry has established the "tri-party system" whereby customers can exchange balls/tokens for certain objects of nominal value which act as a mode of exchange between the store, the customer, and a completely unrelated business entity that will accept the object from the customer in exchange for cash.

The Tri-Party System

There are three parties involved in the tri-party system.  These are the pachinko parlor, the prize buyer and the prize wholesaler.  Each of the parties must be completely unrelated to the others, both legally and economically, in order to avoid a violation of Japanese law.

We maintain an arms-length ad hoc relationship with prize wholesalers.  We purchase special prizes from the prize wholesaler in quantities sufficient to meet our anticipated needs.  The prize wholesaler and prize buyer have a similar ad hoc relationship to which we are not a party.  The third component of the tri-party system is the relationship between the customer and the prize buyer.  A prize buyer maintains a freestanding or leased facility nearby our parlor consisting of a manned window.  A customer possessing special prizes will exit the parlor and exchange them for cash at the prize buyer’s window.

The tri-party system is explicitly designed and regulated to be in compliance with Japan’s Law Concerning Regulation and Rationalization of Businesses Affecting Public Morals.  Insofar as the parlor operator has no contractual relationship with the prize buyer, and is economically and legally indifferent to the buyer’s business activities, the parlor operator is effectively removed from two of the three prize exchange transactions and the parlor operator is involved only in the purchase of special prize inventory from the prize wholesaler.  Thus, given the form of the prize exchange system and assuming the independence of the three parties, as both a legal and economic matter, the tri-party system has been designed by the industry and the regulators specifically to preclude a violation of the law.

The Pachinko Industry

Pachinko, along with public lotteries and horse, motorboat, and cycle racing, is one of the key segments of the Japanese gaming industry.  Pachinko is one of Japan’s most popular leisure activities.  In a country with a population of 127 million, it is estimated that in 2011, 12.6 million people played pachinko paying more than $227 billion in total wagers.  There are around 12,000 pachinko parlors in Japan operated by around 4,000 companies.  While pachinko was traditionally played primarily by males of legal gambling age (18 and over), pachinko has grown to appeal to Japanese women as well.  To cater to the significant number of female players, many stores now feature refrigerators in which housewives can temporarily place their purchased groceries while they play, and which may feature prizes such as designer brands that appeal to women.

Due to the importance of pachinko to Japan’s economy both as a source of employment and a significant contributor to the country’s annual tax revenues, the government of Japan has made a conscious effort to establish and enforce laws to protect consumers, rid the industry of criminal elements and raise the public image of the pachinko industry.

Government Regulation of the Pachinko Industry

The pachinko business is considered an "amusement business" under Japanese law.  To operate a pachinko parlor, a pachinko parlor operator must have a license from the Public Safety Commission in the prefecture in which the parlor is located.  The application fee for a license is generally several thousand dollars, and there are no other periodic fees.

Japanese laws essentially prohibit gambling organized by private entities.  However, pachinko is considered part of the leisure industry, which is exempt from the prohibition against gambling.  Pachinko is regulated by the Japanese National Police Agency (“NPA”), through the prefectural police departments, which has taken the stance that pachinko is not gambling but simply a “reasonably speculative form of pastime.”  Pachinko regulations fall under the Entertainment Establishment Control Law and the ministerial ordinances and regulations thereunder.  Customers must be at least 18 years of age.  Pachinko parlors are open seven days a week; however, they are not permitted to operate between the hours of 11 p.m. and 9 a.m.  Customers are forbidden from taking pachinko balls from the stores and therefore ‘rent’ the balls with which they play.

A key element of the regulations is the law forbidding pachinko parlors from giving cash or securities as a prize or repurchasing prizes for cash or securities.  In addition, there exist a number of other regulations such as requirements regarding qualifications to obtain pachinko store operating licenses, machine designs and pay-out ratios and regulations pertaining to the pachinko store facilities themselves.  Although law in Japan prohibits casino gambling, a statutory system of laws has been established that allows pachinko operators to provide gaming services to its customers.  See “Pachinko --The Tri-party System” above.

Business Operations

Pachinko Parlors

We operate 21 pachinko parlors, 18 of which are in the prefecture of Ibaraki, two of which are in the Tokyo metropolis and one of which is in the prefecture of Chiba.  Our parlors are strategically located in areas that are convenient and accessible to local residents.  Our parlors are clean, attractive and comfortable.  Six of our parlors have cafes located on the premises, and three of our parlors have on premise child sitting services.

Our pachinko parlors are customer-oriented retail stores.  We deal with operational issues similar to other service sector businesses such as restaurants and hotels.  Our employees spend most of their time in direct contact with customers; exchanging fully loaded balls/tokens boxes, carrying the balls /tokens box to a ball/token calculating machine and handling questions from patrons.  Some of our parlors offer cafe service and/or food service.  During peak hours we typically maintain a minimum of five or six employees on hand to deal with patrons, clean machines and facilities, provide regular maintenance and repair for the machines, and at some locations to operate food courts and nurseries.

Parlor Statistics

The following table sets forth certain revenue information at the end of or for the specified fiscal years ended regarding our pachinko parlors:

	Fiscal Year 2012	Fiscal Year 2013
Number of parlors	21	21
Total number of pachinko machines	7,128	7,463
Average number of employees/parlor	40	38
Average number of machines/parlor (1)	339	355
Average net revenue per parlor (2)	4,028,000	4,313,000
Average wagers per square foot	$2,600	$2,200
Average wagers per machine	$68,800	$68,800
Average net revenue per machine	$11,865	$12,136

(1) At March 31, 2013, our largest parlor had 560 machines and our smallest parlor had 164 machines.

(2) Net revenues is total wagers less customer pay-outs.

Seasonal Patterns

Our business is impacted by seasonal trends.  In general, our busiest months are January, May and August as there are seven to ten holidays in each month.  September through November is generally the slowest period, with gross revenues as much as 10% less than other periods.

Pachinko Machines

Pachinko machines cost between $1,200 and $4,800 each and have a useful life that averages around 14 months.  Pachislo machines cost between $1,200 and $5,200 and have a useful life that averages around 15 months.  Machines are replaced because they wear out or they become technologically obsolete due to the introduction of new models.  In the past year, several pachinko machine manufacturers have introduced lower-cost recycled machines that are modified versions of prior popular machines.  We have purchased a number of these machines, which has reduced the average cost of our machine purchases.  Recently, the number of players who play pachinko more than once a week ("heavy players") has been increasing with a corresponding decrease in the number of players who play less than twice a month ("light players").  We may need to replace our pachinko machines more frequently if this trend continues.

We are aware of approximately 55 companies that manufacture pachinko machines.  Popular machines tend to be released in April, the beginning of summer and at the end of year, in order meet demand according to seasonal trends.  However, machines are not always available for our purchase or delivery at the times we request, and sometimes larger competitors come in and buy up the market inventory of new machines during these months.

In order to sustain customer interest and gameplay activity, we must continually replace old machines with new ones.  We must regularly set aside cash or obtain financing from the seller or third parties to fund the cost of machine replacement.  During the past several years, we have been unable to obtain third party financing and thus we have relied primarily on seller financing to fund the purchases of our pachinko machines.  Typically, we pay the purchase price over five months.  Our results of operations would be materially adversely impacted if we are unable to regularly replace existing machines.

Employees

As of March 31, 2013, we had 189 full time employees, of whom approximately 140 were engaged in operations, 30 were engaged in finance, legal and administration, and 20 were engaged in marketing.  In addition, as of that date we employed approximately 700 part-time employees.  None of our employees are represented by a labor union or covered by a collective bargaining agreement.  We consider our relations with our employees to be good.

Competition

The Japanese pachinko industry is highly competitive.  It is estimated that there are approximately 4,000 operators and 12,000 parlors housing an aggregate of approximately 4.5 million pachinko machines throughout the country.  Most of the pachinko operators operate one or two parlors.  However, there are a number of very large operators, the three largest of which are Maruhan Co., Ltd., Dynam Co., Ltd. and Gaia Co. Ltd.  In 2012: (i) Maruhan Co. Ltd. operated 285 parlors with 189,000 pachinko machines throughout Japan and generated total wagers of more than $24 billion; (ii) Dynam Co., Ltd. operated 347 parlors with 154,000 pachinko machines in 46 of the 47 Japanese prefectures and generated more than $10 billion in total wagers; and (iii) Gaia Co. Ltd. operated 191 parlors and 96,000 machines that generated more than $4 billion of total wagers.  We are not aware of any other operator that has more than 60 parlors in Japan.

In Japan, we rank 80th in the industry by total wagers and 50th in the industry by number of pachinko parlors.  We are the largest operator in Ibaraki prefecture by number of parlors.  We are not a significant competitor in the pachinko industry in the Tokyo metropolitan area.

The trend in the Japanese pachinko industry is to open larger parlors with more than 700 pachinko machines.  These large parlors are drawing customers from smaller parlors, particularly those with less than 300 pachinko machines (as are some of our parlors).

We compete with other pachinko parlors in close proximity to our parlors on the basis of customer service, equipping our stores with the most popular game titles, effectively managing promotions, offering attractive prizes and efficient brand driven advertising campaigns.  However, many of our competitors, including larger operators, may have greater access to financial, marketing and managerial resources than we do, have greater brand recognition and may offer different array of pachinko and other games.

In addition, we face competition from other types of entertainment and gaming activities, including offshore gaming, web-based gaming, and potentially interactive gaming channels.  For example, social networking websites in Japan such as Mixi, and mobile phone gaming applications such as Mobage, have recently introduced alternative gaming platforms which may compete with our pachinko gaming business.  Horse racing, which is run by the Japan Racing Association and local government, may also compete with us.

ITEM 1A

RISK FACTORS.

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

Kinbasha's principal office in the United States is a shared office in an office building in Las Vegas, Nevada.

The principal office of Kinbasha Japan is located in Hitachi-shi, Ibaraki, Japan, in a five-story building that Kinbasha Japan has owned since 1992.

We own the buildings at which we operate 14 of our pachinko parlors.  Of these buildings, we own the land on which 10 of the buildings are located and lease the land on which the other four buildings are located.  These leases provide for monthly rents ranging from $11,000 to $30,000 per month under leases expiring in from 2013 to 2025.

We lease the properties on which seven of our pachinko parlors are located.  These leases provide for monthly rents ranging from $14,000 to $113,000 per month under leases expiring in from 2014 to 2020.

ITEM 3.

LEGAL PROCEEDINGS.

Nothing to report.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since February 19, 2013, Kinbasha' s common stock has been traded on the OTCQX operated by OTC Markets, Inc.  under the trading symbol "KNBA."  Prior to that, it was traded in the over the counter market on the OTC Pink Marketplace.  The following table sets forth, for the periods indicated, the high and low sales prices of Kinbasha' s common stock as reported on by OTC Markets Group for the periods indicated.

Year ended March 31, 2012	High	Low
1st Quarter	$1.80	$0.01
2nd Quarter	$2.28	$0.60
3rd Quarter	$3.00	$1.08
4th Quarter	$24.00	$1.32
Year ended March 31, 2013	High	Low
1st Quarter	$2.00	$0.70
2nd Quarter	$1.25	$0.63
3rd Quarter	$0.60	$0.30
4th Quarter	$1.10	$0.20

Common Stock Information

As of May 31, 2013, there were outstanding 12,263,895 shares of Kinbasha common stock outstanding held of record by approximately 156 holders.

Dividends

We currently intend to retain any earnings to finance our operations and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future.  The declaration and payment of any dividends in the future by us will be subject to the sole discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, capital requirements of our operating subsidiary, legal requirements, regulatory constraints and other factors deemed relevant by our board of directors.  Moreover, if we determine to pay any dividend in the future, there can be no assurance that we will continue to pay such dividends.

Under the Florida General Corporation Law, we are generally permitted to purchase or redeem our outstanding shares out of funds legally available for that purpose without obtaining stockholder approval, provided that (i) our capital is not impaired; (ii) such purchase or redemption would not cause our capital to become impaired; (iii) the purchase price does not exceed the price at which the shares are redeemable at our option and (iv) immediately following any such redemption, we shall have outstanding one or more shares of one or more classes or series of stock, which shares shall have full voting powers.  Our Articles of Incorporation do not create any further limitation on our purchase or redemption of our shares.

Equity Compensation Plans

We have no equity compensation plans.

Recent Issuances Of Unregistered Securities

Kinbasha issued no shares of common stock without registration under the Securities Act of 1933, as amended, in the fiscal year ended March 31, 2013.

Repurchase of Shares

Kinbasha did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We own and operate 21 pachinko parlors in Japan.  Our revenues consist primarily of customer wagers at our parlors and to a lesser extent food and beverages sold at these parlors.  Our costs include payoffs to customers, the costs of operating the pachinko parlors, and general and administrative costs.

Historically, in addition to our pachinko operations, we operated restaurants and two hotels.  These businesses were generally unsuccessful and materially adversely affected our results of operations and financial condition.  We closed or sold all of these more than two years ago except for three restaurants, which we sold the business rights on July 1, 2012.  In that sale, we retained the physical assets of the restaurants consisting of land, buildings and fixed assets, which we leased to the new operator, a related party, for $26,000 per month for two years.

Our functional currency is the yen, and accordingly our earnings and assets are denominated in yen.  As a result, appreciation or depreciation in the value of the yen relative to the dollar would affect our financial results reported in dollars without giving effect to any underlying change in our business or results of operations.  For the fiscal year ended March 31, 2013 ("fiscal year 2013"), the yen compared to the dollar was weaker than the yen compared to the dollar for the fiscal year ended March 31, 2012 ("fiscal year 2012").  Accordingly, our financial position as of March 31, 2013 and the results of our operations for fiscal year 2013 expressed in dollars would be weaker than the results of our operations expressed in yen, as compared to our financial position as of March 31, 2012 and the results of operations for fiscal year 2012.

Our revenues increased to $93.9 million for fiscal year 2013 from $91.2 million for fiscal year 2012.  The principal reason for this increase is related to the material impact the March 2011 earthquake had on our fiscal year 2012 operations.  Our operations for the first six months of fiscal year 2012 were significantly affected by the general down turn in the Japanese economy due to the earthquake.  As the Japanese economy recovered from the earthquake so did our operations.

Our net income increased to $11.7 million for fiscal year 2013 from a net loss of $6.0 million for fiscal year 2012.  The improvement in our operating results was due principally to increased gaming revenues as we recovered from the effects of the March 2011 earthquake.  In addition, in the third quarter of fiscal year 2013 we had a gain of $3.0 million as a result of a change in accounting estimate for employee retirement benefits due to a change in our policy relating to those benefits.  Additionally, in the fourth quarter of fiscal year 2013, we had a gain of $5.2 million as a result of a debt modification agreement we entered into in February 2012.

We generally finance the costs of opening our pachinko parlors and pachinko machines and other fixed assets used in the parlors.  This debt is usually secured by the real estate or equipment purchased.  As of March 31, 2013, we had total debt of $132.3 million, of which $97.1 million was in default.  We incurred most of the debt, which is now in default during the early 2000s.  The debt was used to finance our expansion efforts.  Since 2006, we have worked with our lenders and in many cases have obtained formal and informal forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

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

In addition, our plan is to follow the “chain store” model and open new or acquire existing pachinko parlors in order to take advantage of our centralized IT, marketing, employee training and machine maintenance infrastructure which we believe currently has the capacity to support up to 28 parlors.  We have targeted two regions for expansion: (1) the Tokyo metropolitan area, which includes the Tokyo metropolis and the Chiba, Saitama and Kanagawa prefectures) and (2) the Ibaraki prefecture.

With a GDP that exceeds the combined GDP of New York City and London, the Tokyo metropolitan area is a natural area for us to extend our brand and exploit our operational capabilities.  We have demonstrated our ability to successfully operate in the highly competitive Tokyo market with the success of our parlors in this area.  These parlors have been more successful than our Ibaraki parlors in part because of greater population and in part because these parlors have more machines.  Mid-sized parlors with more than 500 machines have competitive advantages over small-sized parlors with fewer than 300 machines.

We are also considering additional parlors in Ibaraki prefecture where we are the largest operator with 18 parlors.  We are a dominant force in the pachinko industry in this prefecture and have numerous strategic advantages over other pachinko parlor operators that have only one or two stores.  Our concentration of operations in this region provides certain economies of scale in terms of technical support, advertising and brand awareness.  Further, as one of the region's largest employers, we are often able to recruit the best qualified candidates and we maintain excellent relations with community leaders, an important factor in the highly regulated pachinko industry.

Our plans to acquire or develop any new pachinko parlors are dependent on our ability to attract global investors to creative financing instruments in the form of high yield securitized convertible debt and equity offerings.  During the past several years we have been unable to obtain financing through traditional methods such as bank loans because of our financial condition, and we can give no assurance that we will be.

Results of Operations  -- Comparison of Fiscal Years 2013 and 2012

Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Year ended March 31,
	2013		2012
	(dollars in thousands)
Total wagers	$513,043	100.0%	$517,190	100.0%
Less pay-outs	422,469	82.3	432,610	83.6
Net gaming revenues	$90,574	17.7%	$84,580	16.4%

Our net gaming revenues increased by $6.0 million or 7.1% for fiscal year 2013 from fiscal year 2012.  This increase was a result of an increase in wagers with a moderate decrease in pay-outs, which more than offset the decrease resulting from a 5.1% decrease in the yen/dollar exchange rate.  Total wagers and net gaming revenues, when expressed in yen, increased by 4.2% and 12.5%, respectively, for fiscal year 2013 from fiscal year 2012.

Total wagers for fiscal year 2012 were adversely affected during the first six months due to the March 2011 earthquake and a general decline in the Japanese economy.  Also, as a result of the earthquake, we closed a parlor that was badly damaged.  This parlor was reopened in April 2012.

Our pay-out ratio decreased to 82.3% for fiscal year 2013 from 83.6% for fiscal year 2012, which positively impacted our net gaming revenues.  Our pay-out ratio decreased due to a change in the mix of pachinko machines played by our customers and marketing programs designed to promote the use of general prize pay-outs, which have a lower cost than special prizes.  In addition, the increase in pay-outs was offset by a decrease in the pay-out ratio.  We intentionally increased the pay-out ratio for the first six months of fiscal year 2012 to generate greater customer traffic following the March 2011 earthquake.

Revenues from our food and beverage operations decreased to $3.4 million for fiscal year 2013 from $6.7 million for fiscal year 2012.  This decrease was primarily due to the July 1, 2012 sale of the business rights, to a related party, for our remaining three restaurants.  We did not generate any significant revenues from these restaurants except approximately $234,000 of rental income from those three restaurants after the sale.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Year ended March 31,
	2013	2012
Salaries and wages	19.1%	21.6%
Depreciation	26.5	30.5
Facilities and other	20.9	23.6
Disposal of property and equipment	3.4	2.1
Cost of revenues, other	0.5	1.7
Total Cost of Revenues	70.4%	79.5%

Our cost of revenues decreased by $6.2 million from fiscal year 2012 to fiscal year 2013 for a number of reasons.  Salaries and wages decreased by $1.7 million primarily due to reduced welfare expenses including fringe benefits and resignation benefits.  In fiscal year 2012, facilities and other expense included $1.8 million relating to repairs and recovery from the damage caused by the March 2011 earthquake.  Cost of revenues, other (primarily our food and beverage operations) decreased $1.1 million in fiscal year 2013 due to the sale of the business rights for our remaining three restaurants on July 1, 2012.  In fiscal year 2013 depreciation expense decreased by $2.9 million because of a decrease in the unit cost of pachinko machine purchased.  Disposal of property and equipment expense increased $1.3 million in fiscal year 2013 because of the replacement of property and equipment during the year.

Operating (Income) Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Year ended March 31,
	2013	2012
Marketing and advertising	3.4%	4.1%
Gain from change in employee retirement benefits	(3.2)	-
General and administrative	13.8	15.4
Total Operating Expenses	14.0%	19.5%

Marketing and advertising expenses decreased to $3.2 million for fiscal year 2013 from $3.7 million for fiscal year 2012.  This decrease was due to a reduction in advertising expenditures following the adoption in July 2012 of regulations for Japanese pachinko parlors that limit conducting promotions offering higher payoffs by day or machine.

In the third quarter of fiscal year 2013, we recognized a $3.0 million gain from a change in employee retirement benefits.  This gain resulted from a change in October 2012 in our policy for termination benefits payable to our employees upon termination of employment, which reduced other liabilities by that amount.  We accounted for this change as a change in accounting estimate.

General and administrative expenses remained relatively stable from fiscal year 2012 to fiscal year 2013.  However, a 5.1% decrease in the yen/dollar exchange rate resulted in a decrease of $1.0 million in general and administrative expenses in fiscal year 2013.  In addition, general and administrative expenses for fiscal year 2012 included $750,000 of compensation expense relating to shares issued in March 2012 to our chief executive officer.

Other Income (Expense)

Interest expense increased $65,000 from fiscal year 2012 to fiscal year 2013.  Expressed in yen, our total debt as of March 31, 2013 was relatively stable as compared to March 31, 2012.  As such, the increase in interest expense when expressed in dollars was primarily to the decrease in the yen/dollar exchange rate.

We recognized gains from the extinguishment of debt of $5.2 million and $870,000 in fiscal years 2013 and 2012, respectively.  The gain in fiscal year 2013 related to a loan in the amount of $6.5 million (including principal, accrued interest and default interest) that we restructured with the lender in February 2012 to provide that if we made 12 monthly payments of $12,000 and a final payment of $840,000 in February 2013, the balance of the debt ($5.2 million) was forgiven.  The gain in fiscal year 2012 was due to the forgiveness of $870,000 of lease payments and penalty interest by an equipment lessor.

Financial Condition and Liquidity

Financial Condition

Property and equipment decreased to $104.9 million as of March 31, 2013 from $120.4 million as of March 31, 2012, principally because of a 14.5% decrease in the yen/dollar exchange rate.  We had $5.8 million of capital expenditures relating to the pachinko parlor we reopened in April 2012, which were offset in part by reduced net value of assets due to disposal of replaced facilities at our other pachinko parlors.

Other assets decreased to $12.1 million as of March 31, 2013 from $14.2 million as of March 31, 2012 due primarily to the 14.5% decrease in the yen/dollar exchange rate.

Our accounts payable and accrued expenses decreased to $21.1 million as of March 31, 2013 from $25.9 million as of March 31, 2012.  The decrease is principally due to (1) a decrease in repair and recovery expenses, (2) a decrease in payables related to the cost of the food business for the three restaurants we sold in July 2012, and (3) to the 14.5% decrease in the yen/dollar exchange rate.

Our debt, consisting of capital lease obligations, notes payable default, notes payable, notes payable related party and bonds, was $132.3 million as of March 31, 2013 and $159.8 million as of March 31, 2012.  As of March 31, 2013, the total debt included $109.6 million of principal and $22.7 million of accrued interest (including default or penalty interest).  The bank debt and capital lease obligations were obtained principally to finance the purchase of equipment, the construction or renovation of our pachinko parlors, or in certain cases the land on which our pachinko parlors are located.  These loans and leases are secured by the equipment, leasehold improvements or land purchased, and substantially all of our assets are collateral for one or more of our loans.  Our bank debt, in the aggregate amount of $100.8 million as of March 31, 2013 (including $85.3 million in default), bears interest at rates ranging from 0.09% per annum to 4.4% per annum (other than default rates).  Our non-bank debt, in the aggregate amount of $31.6 million as of March 31, 2013 (including $9.4 million which is in default), bears interest at rates from 6.0% per annum to 44.75% per annum (other than default rates).

Debt in Default

As of March 31, 2013, we were in default on debt in the aggregate amount of $97.1 million, as compared to $112.0 million at March 31, 2012.  As of March 31, 2013, debt in default included principal of $77.6 million and accrued interest (including default or penalty interest) of $19.5 million.  The decrease in the amount of debt in default was due to principal repayments.

This debt has been in default for periods of up to seven years.  Most of the debt provides for penalties or default interest upon default, generally at 14% per annum.  To date, most of the lenders have not enforced this provision but there is no assurance they will not do so in the future.

For the past several years, we have worked with our lenders and in many cases have obtained formal or informal forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

The following table provides certain information regarding our debt in default with respect to each lender to whom our defaulted debt exceeded 5% of our total assets as of March 31, 2013.  The outstanding balances are as of March 31, 2013.

		Outstanding
Lender	Origination Years (Default Year)(1)	Principal	Interest(2)	Total	Other Information(3)(4)
		(dollars in thousands, except under Other Information)
Higashi-Nippon Bank	14 loans 1994-2007 (2006)	$27,378	A: $4 D: 0	$27,382

Secured by 5 parcels of land and 6 buildings, including principal office of Kinbasha Japan.  Lender has extended maturity date in twelve month intervals, with a current maturity date 3/31/14.  In fiscal year 2013, we made monthly payments of $105,000.

Morgan Stanley Credit Products Japan Co., Ltd.	6 loans 1996-2006 (2006)	$22,563	A: $4,513 D: 0	$27,076	Purchased loans from Mitsubishi Tokyo UFJ Bank in March 2012. Secured by 3 parcels of land and 5 buildings. No formal extension of maturity. In fiscal year 2013, we made monthly payments of $94,000.
Jogashima Limited Liability Company	12 loans 1990-2006 (2006)	$9,368	A: $357 D: 0	$9,725	Purchased loans from Joyo Bank in September 2012. Secured by 5 parcels of land and 7 buildings. In fiscal year 2013, we made monthly payments of $32,000.
Sumitomo Mitsui Banking Corporation (5)	4 loans 2003-2004 (2006)	$6,208	A: 0 D: $4,476	$10,684	Secured by 2 parcels of land and 2 buildings. No formal extension of maturity. In fiscal year 2013, we made monthly payments of $25,000.

_____________________

(1)

Year of first default

(2)

A is accrued interest, D is default interest accrued.

(3)

All of the Company’s real properties are collateralized by one or more mortgages, in some cases up to four mortgages.

(4)

Since the initial defaults in 2006, we have been making monthly payments in amounts based on discussions with our lenders, with an agreed upon interest rate of 3.5% per annum.  The amount of the payments varies from time to time (generally on an annual basis), based primarily on the amount of principal payments we advise the lenders we can make.  The principal payment ratio was 1%, 0.5% and 0% in fiscal years 2013, 2012 and 2011, respectively.  While most of our lenders have accepted payments at these rates in the past, they have not been obligated to do so there is no assurance they will continue to accept such payments in the future.

(5)

In April 2013, Sumitomo Mitsui Banking Corporation assigned this debt to Aozora Asset Company.

Our debt in default not disclosed in the table consists of approximately 125 loans held by 12 lenders.

Our future success will depend in part upon our ability to renegotiate a substantial part of our defaulted debt or refinance the debt on more favorable terms.  We will seek to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt.

In 2009, the Japanese government imposed a moratorium on lenders regarding loans to homeowners and small to medium sized businesses.  Lenders were encouraged, but not obligated, to agree to loan modifications to extend maturity dates, reduce payments and forgive portions of the loan.  This moratorium expired on March 31, 2013.  Although the Japanese government asked financial institutions to continue as they had during the moratorium, it is possible that some of our lenders may have been dissuaded from more aggressive collection efforts by the moratorium, and may bring litigation or foreclosure actions.

Our future success depends in large part on our ability to restructure and refinance our debt in order to reduce interest costs and match current debt payments with available cash flow.  If we are unable to restructure or refinance our debt, we face potential litigation and foreclosure on our existing assets.  A number of our larger lenders have in the past year assigned their loans to third parties, and we do not have enough experience with them to understand how they may seek to collect the loans or their willingness to work out a debt settlement.  Further, collection or foreclosure actions by some lenders may induce other lenders to take similar actions.  If the Company’s future financial resources or the lenders payment requirements change such that we cannot continue to meet our lenders requirements, our lenders could force Kinbasha Japan into a liquidation bankruptcy, in which event we would lose our pachinko licenses and Kinbasha Japan would cease operations.

Cash Flows

During the fiscal years 2013 and 2012, we generated $37.1 million and $34.4 million, respectively, of cash flows from operating activities.  The increase in cash flows from operating activities was the result of higher net income for fiscal year 2013 and the adverse impact the 2011 earthquake in Japan had on our operations for fiscal year 2012.

During the fiscal years 2013 and 2012, we used cash of $27.8 million and $19.7 million, respectively, for investing activities.  This change was due to $5.8 million of capital expenditures relating to the pachinko parlor we reopened in April 2012 and an increase in expenditures in fiscal year 2013 for pachinko machines at our other parlors.

During the fiscal years 2013 and 2012, we used cash of $9.7 million and $12.1 million, respectively, for financing activities, primarily to pay debt.  We are generally required to apply any net positive cash flow from our operating and investing activities to repay debt.  The Company anticipates that in future years, we will be required to use any positive cash flows to pay down our debt until we satisfy our contractual obligations.

Liquidity

Although we had net income of $11.7 million for fiscal year 2013, we had working capital and shareholders’ deficits as of March 31, 2013.  Starting in 2006, we had begun experiencing financial problems, which has caused us to become delinquent in repayment of a large portion of our debt.

We do not have the financial resources or liquidity to repay our debt that is in default.  Most of this debt has been in default since 2006.  During this period, we have worked with our lenders and in many cases have obtained formal and informal forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, none of our lenders had brought litigation or foreclosure proceedings with respect to any of our debt.

Assuming our lenders continue to accepts payments at levels comparable to our payment levels during the past several years and do not initiate other collection or foreclosure actions, and assuming there is no material adverse change in the pachinko industry generally, we believe our business will generate sufficient cash from operations to pay our expenses when due for the next twelve months.

However, at current levels, we are not generating sufficient cash flows to make any substantial reduction in our outstanding debt in fiscal year 2014.  We will attempt to renegotiate a substantial part of our debt to obtain the forgiveness of some amount of principal and accrued interest (including default interest) and/or the material extension of the maturity dates of the debt.  We can provide no assurance that our lenders will agree to any of these changes or will not seek to collect their loans through litigation or foreclose actions.

We also want to open or acquire new pachinko parlors to generate greater positive cash flow.  To do this, we will need additional financing and during the past several years we have been unable to obtain such financing because of our financial condition.  There are no assurances that we will be able to obtain this financing or be successful in our plans.

Our consolidated financial statements do not reflect any adjustments to the carrying value of assets or liabilities as a result of the uncertainty about our ability to pay obligations as they become due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our most recent annual audited financial statements expressing substantial doubt about our ability to continue as a going concern because of these matters, as required by auditing standards of the Public Company Accounting Oversight Board (United States).

Foreign Currency Adjustments

Our functional currency is the yen.  Our consolidated financial statements are translated into United States dollars at period-end exchange rates for assets and liabilities, and weighted-average exchange rates for revenues and expenses.  The resulting translation adjustments are included in determining comprehensive income.  The accumulated foreign currency translation adjustment account is also recorded as a separate component of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.

The exchange rate was 94.16 yen to 1 dollar as of March 31, 2013, and 82.27 yen to 1 dollar as of March 31, 2012.  The average exchange rate was 82.98 yen to 1 dollar and 78.97 yen to 1 dollar for the years ended March 31, 2013 and 2012, respectively. Even when we experience an increase or decrease in our results of operations, the results in dollars may not reflect the correlational results due to fluctuation of the currency rate in the market.  For example, when the yen gets weaker versus the dollar from one period to the next period, our financial results will appear stronger when expressed in dollars comparing the first period to the next period.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, and which form the basis for making judgments about the carrying values of assets and liabilities.  Actual results could differ from those estimates.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•

stock-based compensation; and

•

calculation of default interest

Stock-based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.  Because our common stock is thinly traded, we have made estimates of the fair value of the common stock based not only on market prices but other factors such as financial condition and results of operations.

In March 2012, we issued 4,500,000 shares of common stock as compensation to our Chief Executive Officer, which we valued at $0.50 per share.

We retained an independent valuation firm to perform a valuation of our common stock as of March 2012, the valuation date.  The following approach to valuation was applied by the independent valuation firm.  The independent valuation firm utilized and examined the three approaches to value: cost, market and income.  The cost approach was not a material factor in the valuation process due to the historically significant depreciation of our asset base.  The market approach utilized two methods.  The first market approach was an analysis of the thinly traded transactions in the public market place for our common stock.  The second market approach applied certain merger and acquisition multiples, which utilized four relevant guideline company transactions.  The four guideline company transactions were selected based on the existence of merger and acquisition multiples which reflected risks and rewards similar to ours.  The market approach also applied a lack of marketability discount factor of 15% reflecting the thinly traded nature of our common stock, and a 10% minority interest discount factor based on the identified guideline company transactions.  The income approach applied a built up discount rate to our projected earnings and debt-free cash flow, using our projected sales, operating expenses, capital expenditures and changes in working capital.  The resulting valuation estimates were checked for sensitivity and were considered the best estimate available based on the Company achieving stable operations in the future at the projected growth rates, EBITDA, cash flows, gross profit margins, and rates of return over time.

Calculation of Default Interest

Most of our debt provides for penalties or default interest upon default, generally at 14% per annum.  We make estimates of the amount of penalties or default interest based on our interpretation of the underlying debt agreement as to when the penalty or default rate commences and the amount on which the penalty or default rate applies.  Our interpretation may be materially different than the interpretation of our lenders, and if our lenders' interpretation is finally determined to be correct, we could be required to record additional penalties and default interest.

Our Election under Section 107(b) of the JOBS Act

As an emerging growth company, we have made the irrevocable election to not adopt the extended transition period for complying with new or revised accounting standards under Section 107(b), as added by Section 102(b), of the JOBS Act.  This election allows companies to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Factors that may Affect Future Operating Results and Certain Investment Considerations

Our business faces significant risks.  If any of the events or circumstances described below occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly.  Investors should consider the specific risk factors discussed below, together with the “Cautionary Note Regarding Forward-Looking Information” and the other information contained in this report and the other documents that we will file from time to time with the Securities and Exchange Commission.

Risks Relating to Our Financial Condition, Liquidity and Results of Operations

We are in default on a significant amount of debt, and if some of our lenders commence collection or foreclosure actions Kinbasha Japan could be forced into bankruptcy.

In the early part of the 2000s, we incurred a significant amount of debt to finance business expansion, including the opening of five new pachinko parlors, the renovation of two parlors, the opening of five restaurants and the purchase of two hotels.  Most of this debt is secured by our assets, generally the assets acquired with the debt.  As a result of a downturn in the pachinko industry and other factors, we did not generate the revenues we anticipated, and since 2006 we have defaulted on a significant portion of this debt.  As of March 31, 2013, we were in default on debt in the aggregate amount of $97.1 million, which amount includes principal of $77.6 million and accrued interest (including penalty or default interest) of $19.5 million.  During this period, we have worked with our lenders and in many cases have obtained forbearances and loan modifications that have allowed us to effectively extend the maturity through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  Our future success depends in large part on our ability to restructure and refinance our debt in order to reduce interest costs and match current debt payments with available cash flow.  If we are unable to restructure or refinance our debt, we face potential litigation and foreclosure on our existing assets.  Further, collection or foreclosure actions by some lenders may induce other lenders to take similar actions.  Because we do not have the financial resources to pay our defaulted debt, our creditors could force Kinbasha Japan into a liquidation bankruptcy, in which event we would lose our pachinko licenses and Kinbasha Japan would cease operations.

Our working capital deficit and net losses raise doubts about our ability to continue as a going concern.

At March 31, 2013, we had a working capital deficit of $127 million due primarily to our debt in default.  The report of our auditors for the years ended March 31, 2013 and 2012 includes an explanatory paragraph to their audit opinion stating that our accumulated net losses, working capital deficiency and delinquent debt raises substantial doubt about our ability to continue as a going concern.  We can provide no assurance that our plans will be sufficient to enable us to sustain our operations without raising additional debt or equity financing, which we may not be able to do on terms favorable to us or at all.

The expiration on March 31, 2013 of a moratorium on lenders regarding debts of homeowners and small and medium sized businesses imposed by the Japanese government commencing in 2009 may induce one or more of our lenders of our defaulted debt to bring litigation to collect their loans or foreclose upon the collateral securing their loans, which would materially and adversely affect our business.

In 2009, the Japanese government imposed a moratorium on lenders regarding loans to homeowners and small to medium sized businesses.  Lenders were encouraged, but not obligated, to agree to loan modifications to extend maturity dates, reduce payments and forgive portions of the loan.  This moratorium expired on March 31, 2013.  It is possible that some of our lenders may have been dissuaded from more aggressive collection efforts by the moratorium, and may bring litigation or foreclosure actions if the moratorium ends.  Further, actions by some lenders may induce other lenders to take similar actions.

Some of our lenders may not agree with our calculation of penalties or default interest that we recorded in our results of operations, and if their interpretation is determined to be correct, we would be required to record additional expense that could be material.

Most of our debt provides for penalties or default interest upon default, generally at 14% per annum.  We make estimates of the amount of penalties or default interest based on our interpretation of the underlying debt agreement as to when the penalty or default rate commences and the amount on which the penalty or default rate applies.  Some of our lenders may not agree with our interpretation, and if their interpretation is finally determined to be correct, we would be required to record additional expense penalties and default interest that could be material.

Risks Related to Our Pachinko Business

We may be unable to obtain the financing to implement our strategy of opening new or acquire existing pachinko parlors in the Tokyo metropolitan area and the Ibaraki prefecture.

Our business plan contemplates that we will open or acquire 15 pachinko parlors in the Tokyo metropolitan area and Ibaraki prefecture in the next five years.  We estimate that we will need between $9 million and $11 million to open each new pachinko parlor and to operate the parlor until it is cash flow positive.  We will have to obtain this financing from third parties to open or acquire these parlors because our loan agreements require us to pay any excess cash flows from operations to repay our existing debt.  As of the date of this report, we have no commitments for additional financing, and it will be very difficult to obtain financing because of our recent results of operations and our current financial condition.  Accordingly, we can give no assurance that we will be able to obtain the financing to open any new parlors.

We may be adversely affected by any breach by the special prize wholesalers or prize buyers of the independence requirements adopted under the tri-party system.

Because Japanese law prohibits any flow of cash, whether direct or indirect, from pachinko parlors to customers, we, the special prize wholesalers and the prize buyers must be completely independent from each other.  Although the special prize wholesalers and prize buyers are third parties over which we exercise no control outside of our contractual relationship with the prize wholesalers, if we become aware of a lack of independence between any of our special prize wholesalers and the prize buyers they contract with, we would be required to remedy the situation by either ceasing our transactions with the relevant wholesaler or requesting the wholesaler to cease its transactions with the relevant prize buyer.  If we cease transactions with a prize wholesaler and enter into arrangements with a new prize wholesaler, all the prize buyers associated with the prior wholesaler would also be replaced or be required to enter into new arrangements with the new wholesaler, which could result in a disruption to our business operations at the affected pachinko parlors.

Future changes in the government regulations pertaining to the gaming and pachinko industries could adversely affect our business.

The Japanese pachinko industry is heavily regulated by a system of laws created and enforced by various national and prefectural government entities.  Although casino gambling is legally forbidden in Japan, pachinko has been designated as a non-gambling form of adult entertainment.  The tri-party system, established as an indirect mechanism for providing cash prizes without transgressing anti-gambling regulations, is permitted but highly regulated.  However, government regulations regarding the definition of pachinko as a ‘non-gambling’ activity and/or restrictions regarding the indirect awarding of cash or similar prizes could change, and could have a significant impact on pachinko operators in continuing normal business operations.  For example, a regulation was adopted in 2004 with the aim of de-emphasizing the gambling nature of pachislo, setting a cap on the potential pay-out value of bonus rounds that could be accumulated during the course of play.  This regulation resulted in a sharp drop in the popularity of pachislo, which adversely impacted the operating results of pachinko operators across the industry, including us.

Because our business is dependent on discretionary spending by our customers, we may suffer declines in revenues during adverse economic times in Japan such as have occurred the past several years.

The pachinko business is dependent on discretionary spending by consumers.  During adverse economic times such as the past several years, rising unemployment and decreasing personal incomes result in reduced discretionary funds.  This in turn may reduce the amounts consumers spend on pachinko, which could adversely affect our results of operations.

We face intense competition in Japan.

The Japanese pachinko industry is highly competitive.  It is estimated that there are approximately 4,000 operators and 12,000 parlors housing an aggregate of approximately 4.5 million pachinko machines throughout the country.  Most of the pachinko operators operate one or two parlors.  However, there are a number of large operators, the largest of which is Maruhan Co., Ltd., that in 2012 operated 285 parlors with 189,000 pachinko machines throughout Japan and generated total wagers of more than $24 billion.  Dynam Co., Ltd., the second largest operator in Japan, operated 347 parlors with 154,000 pachinko machines in 46 of the 47 Japanese prefectures and generated more than $10 billion in total wagers.   The third largest operator is Gaia Co. Ltd., which in 2012 had 191 parlors and 96,000 machines that generated more than $4 billion of total wagers.  We are not aware of any other operator that has more than 60 parlors in Japan.  In Japan, we rank 80th in the industry by total wagers and 50th in the industry by number of pachinko parlors.  Our larger competitors, and many of our other competitors, may have greater access to financial, marketing and managerial resources than we do, have greater brand recognition and may offer different array of pachinko and other games.

The trend in the Japanese pachinko industry is to open larger parlors with more than 700 pachinko machines.  These large parlors are drawing customers from smaller parlors, particularly those with less than 300 pachinko machines (as are some of our parlors).

In addition, we face competition from other types of entertainment and gaming activities, including offshore gaming, web-based gaming, and potentially interactive gaming channels.  For example, social networking websites in Japan such as Mixi, and mobile phone gaming applications such as Mobage, have recently introduced alternative gaming platforms which may compete with our pachinko gaming business.  Horse racing, which is run by the Japan Racing Association and local government, may also compete with us.

If our current or target customers choose to participate in these activities rather than our pachinko games, our operations and revenue would be negatively impacted. If we cannot effectively compete with our competitors, our business, results of operations, financial condition and prospects may be materially and adversely affected.

We face the risk of fraud or cheating.

Players may attempt to commit fraud or cheat in order to increase the number of pachinko balls and pachislo tokens they collect.  Acts of fraud or cheating could involve, among others, the use of counterfeit pachinko balls or pachislo tokens, the use of counterfeit special prizes, tampering with our machines and systems, or other tactics, possibly in collusion with our employees.  Examples of these activities include a customer opening a pachinko machine and attaching a device to the machine that inflates its winning rate, or using a device to emit microwave or radio interference with computerized components of the pachinko machines, or other attempts to play the machine without inserting the required payment.  We did not identify any material failure of our anti-cheating and anti-counterfeiting surveillance systems during the past decade, however, any failure by us in discovering such acts or schemes in a timely manner could result in losses in our pachinko operations.  An allegation or a finding of improper conduct on our part, or on the part of one or more of our current or future employees or management that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could be deemed to be a regulatory breach for which we could be subject to revocation or suspension of our operating license for the relevant pachinko hall.  In addition, any such occurrence could lead to negative publicity, which could damage our reputation and would materially and adversely affect our business, results of operations, financial condition and prospects.

Risks Related to the Structure of our Business Generally and Stock Ownership

We have no independent directors, and thus our board of directors does not provide independent oversight of our management.

Each of our directors is also an executive officer of the Company, and thus we have no directors who are independent of management.  As a result of having no independent directors, our board of directors cannot provide any independent oversight of the actions and performance of management.  Further, the lack of independent directors can result in conflicts of interest between our minority stockholders and the controlling officers and directors, as these individuals have the power to make determinations affecting their own interests, such as compensation.  Lastly, we have no directors who can independently review and approve transactions between us and our principal stockholder, such as our borrowings from these individuals, and compensation arrangements between these individuals in their capacities as executive officers.

The composition of our board of directors would not satisfy the listing requirements for the Nasdaq Stock Market or any securities exchange, such as the American Stock Exchange, which require that a majority of the directors be independent.  Our common stock is currently quoted on the OTCQX, which does not have any requirements regarding the independence of directors.

Our management controls a substantial percentage of our outstanding voting securities.

Our chief executive officer owns 62.6% of our outstanding common stock, and two of his brothers who are not active in the business own 16.5% of our outstanding common stock.  Consequently, it would be impossible for a third party to obtain control of the Company, or influence its day-to-day operations, without the concurrence of the chief executive officer and his other family members.

We depend on our executive officers and key personnel and the loss of them could adversely affect our business.

Our success depends upon the efforts and abilities of our executive officers and other key personnel, particularly Masatoshi Takahama, our Chief Executive Officer, Masami Umezono, our Chief Financial Officer, and Satoshi Okamura, our Chief Operating Officer, to provide strategic direction, manage our operations and maintain a cohesive and stable environment.  Our ability to operate successfully and manage our potential future growth also depends significantly upon our ability to attract, retain and motivate highly skilled and qualified operations, marketing, managerial and financial personnel.  We face competition for such personnel, and we may not be able to attract, retain and motivate these individuals.  The loss of our executive officers or other key personnel for any reason or our inability to hire, retain and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

Because all of our operations are conducted through our subsidiary, Kinbasha Japan, our performance will be determined by the performance of this subsidiary.

Kinbasha has no operations independent of those of Kinbasha Japan, and its principal asset is its investment in Kinbasha Japan.  As a result, we are dependent upon the performance of Kinbasha Japan and will be subject to the financial, business and other factors affecting Kinbasha Japan as well as general economic and financial conditions in Japan.  Further, Kinbasha will depend on dividends or loans from Kinbasha Japan to meet its cash funding requirements except to the extent it can raise funds through the sale of securities or through loans.

Our operating assets, directors and officers are in Japan, and therefore it may be difficult for our shareholders to serve our directors and officers and to enforce in the United States judgments against them and us relating to the civil liability provisions of the United States federal securities laws.

Kinbasha is a Florida holding company whose principal asset is the stock of Kinbasha Japan.  All of the Company's current operations are conducted in Japan.  In addition, all of our directors and officers are nationals and residents of Japan.  As a result, it may be more difficult for our shareholders to effect service of process within the United States upon our directors and officers and may also be difficult for our shareholders to enforce in the United States judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors.

We do not intend to pay cash dividends in the foreseeable future.

For the foreseeable future, we do not intend to declare or pay any dividends on our common stock.  We intend to retain our earnings, if any, to finance the development and expansion of our business.  Any future decision to declare or pay dividends will be made by our board of directors and will depend upon a number of factors including our financial condition and results of operations. In addition, under our current bank financing agreements, we are not permitted to pay cash dividends without the prior written consent of the lender.

We will incur additional costs as a result of being a reporting company in the United States and we have no experience as a United States reporting company.

We become subject to the periodic reporting requirements of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"), in January 2013.  Our status as a reporting company under the Exchange Act causes us to incur additional legal, accounting and other expenses that we have not previously incurred, including costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002.  We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  None of our current directors or executive officers has served in such capacity with any other United States reporting company.   We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Fluctuations in the exchange rate between the yen and the dollar could adversely affect our business and the value of our common stock.

The value of our common stock will be indirectly affected by the currency exchange rate between the dollar and the yen.  Because our functional currency is the yen, and accordingly our earnings and assets are denominated in yen, appreciation or depreciation in the value of the yen relative to the dollar would affect our financial results reported in dollars without giving effect to any underlying change in our business or results of operations.  Fluctuations in the exchange rate will also affect the relative value of any dividend from Kinbasha Japan that will be exchanged into dollars and earnings from, and the value of, any dollar denominated investment that we make in the future.

Our common stock is thinly traded in the OTCQX, and shareholders may be unable to sell at or near ask prices or at all if they need to sell their shares to raise money or otherwise desire to liquidate their shares.

Our common stock is currently listed on the OTCQX, and is thinly traded, meaning the number of persons interested in purchasing our shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we have a small number of freely tradable shares (approximately 611,300 shares at March 31, 2013), and we are a small public company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow a company of our size and expanding into a related but new line of business as we are, or purchase or recommend the purchase of our shares until such time as we became more seasoned and proven.  As a consequence, there may be periods of several days or far more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

If securities or industry analysts do not publish research reports about our business, our stock price and trading volume could decline.

Small, relatively unknown public companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish.  However, to our knowledge, no analysts cover our company.  The lack of published reports by independent securities analysts could limit the interest in our stock and negatively affect our stock price.  We do not have any control over research and reports these analysts publish or whether they will be published at all.  If any analyst who does cover us downgrades our common stock, our stock price would likely decline.  If any analyst initiates and then ceases coverage of the Company or fails to regularly publish reports on us, we could lose visibility in the financial markets or never achieve such visibility, which in turn could cause our common stock price or trading volume to stagnate or decline.

Shareholders may have difficulty selling our common stock because it is a “penny stock.”

Since our common stock is not listed on the Nasdaq Stock Market or any national securities exchange, if the trading price of our common stock is below $5.00 per share, trading in our common stock will be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These rules require additional disclosures by broker-dealers in connection with any trades involving a stock defined as a penny stock. These disclosures include a schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with a spouse).  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  This information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.

The market price of our common stock may be adversely affected by market volatility.

The market price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including:

•

announcements of the results of our operations or the operations of our competitors,

•

announcements of technological innovations by us or our competitors,

•

announcements of new services, products or new contracts by us or our competitors,

•

actual or anticipated variations in our operating results due to the level of development expenses and other factors, and

•

changes in financial estimates by securities analysts and whether our earnings meet or exceed such estimates,

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements appear commencing on page F-1 of this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment or attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

9B.

OTHER INFORMATION

In February 2013, we borrowed $159,000 from Fusako Takahama, the spouse of Masatoshi Takahama. The loan did bear interest at the rate of 12% per annum and was unsecured. We repaid the loan in full April 2013.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our directors and executive officers.

Name	Age	Position
Masatoshi Takahama	65	Chairman and Chief Executive Officer
Masami Umezono	49	Director, Treasurer, Secretary and Chief Financial Officer
Satoshi Okamura	49	Director and Chief Operating Officer

Masatoshi Takahama has been the Chairman of the Board and the Chief Executive Officer of Kinbasha since November 2010.  He is also the President and CEO of Kinbasha Japan.  He became Executive Managing Director of Kinbasha Japan in 1987, was promoted to senior vice president and COO in 1995, and then appointed President and CEO of Kinbasha Japan in 2000.  Mr. Takahama has been a chairperson for Japan Association of Pachinko Industry Executives and has been a governor of the 333-E district of Lions Club International.  Mr. Takahama earned a bachelor’s degree in Politics and Economics from Waseda University in 1972.

Satoshi Okamura has been a director of Kinbasha and the Chief Operating Officer of Kinbasha since November 2010.  He is also a director and the Chief Operating Officer of Kinbasha, Japan.  He is primarily responsible for day to day supervision of our pachinko operations.  Mr. Okamura joined Kinbasha Japan as General Manager in Human Resources and General Affairs in 2005, and became a Director in 2008 and the Chief Operating Officer in 2009.  He earned a bachelor’s degree in Commerce from Chuo-Gakuin University in 1986.

Masami Umezono has been a director and the Chief Financial Officer, Treasurer and Secretary of Kinbasha since November 2010.  He holds the same positions with Kinbasha Japan.  Mr. Umezono joined Kinbasha Japan as General Manager of Corporate Planning in 2006, and was appointed director in 2010 and CFO, Treasurer and Secretary in 2010.

The three current directors of Kinbasha were appointed in connection with the reverse recapitalization completed by Kinbasha Japan with Kinbasha in January 2011.  They were appointed because they were all directors and officers of Kinbasha Japan at that time,  and each had been actively involved in the service of Kinbasha Japan for more than five years.  In addition, Mr. Takahama was the principal shareholder of Kinbasha immediately following the recapitalization.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on information provided to us by our officers and our review of copies of reporting forms received by us, we believe that during fiscal year ended March  31, 2013, our officers and directors complied with the filing requirements under Section 16(a).

Code of Ethics

We do not presently have a code of ethics that applies to our principal executive officers, principal financial officer or controller, or persons performing similar functions (“Code of Ethics”).  We plan to adopt a code of ethics in the coming fiscal year.

Board Committees

Our Board of Directors has no committees.  All of the Directors are also officers.

ITEM 11.

EXECUTIVE COMPENSATION.

Executive Compensation

The following table provides information regarding total compensation awarded to, earned by, or paid to our three executive officers for our fiscal years ended March 31, 2011 and 2012, respectively.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards	Total ($)

Masatoshi Takahama Chief Executive Officer President	2013	$337,431		$$337,431
	2012	$216,000	$2,250,000(1)	$2,466,000

Masami Umezono Chief Financial Officer	2013	$142,323	--	$142,323
	2012	$109,920	--	$109,920

Satoshi Okamura Chief Operating Officer	2013	$194,759	--	$194,759
	2012	$146,233	--	$146,233

_____________________

(1)

On March 30, 2012, we issued 4,500,000 shares of common stock to Mr. Takahama as bonus consideration for the services rendered by Mr. Takahama to Kinbasha Japan during the three fiscal years ended March 31, 2012.  The value of these shares was computed in accordance with FASB ASC Topic 718, and for financial reporting purposes the bonus was expensed $750,000 in each of fiscal years 2010, 2011 and 2012.   .

We compensate our executive officers principally through salary.  In the fiscal year ended March 31, 2012, we have provided additional compensation to our chief executive officer in the form of a stock award.

Employment Agreements

We do not have written employment agreements with any of our executive officers.

Savings Plans

We have no pension or retirement plans.  However, in Japan, we participate in the National Welfare Pension scheme to which we make superannuation payments equivalent to 8.2% of each employee’s gross monthly salary.

The Board of Directors acts as its own Compensation Committee

Our Board of Directors acts as its own compensation committee, and makes executive compensation determinations for the named executives, and we anticipate that our executive officers will provide recommendations and support to our Board.

Director Compensation

All of our directors are also executive officers of Kinbasha and Kinbasha Japan, and are not separately compensated for serving on the Board of Directors.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2013 information regarding ownership of our common stock by (i) each person, or group of affiliated persons, who is known by us to beneficially own 5% or more of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all current directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission and generally includes any shares over which a person exercises sole or shared voting or investment power.  The beneficial ownership percentages set forth below are based on 12,263,895 shares of common stock outstanding as of March 31, 2013.  All shares of common stock owned by such persons, including shares of common stock underlying stock options that are currently exercisable or exercisable within 60 days after the date of the table (all of which we refer to as being currently exercisable) are deemed to be outstanding and beneficially owned by that person for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person.  Except as otherwise indicated, to our knowledge, each person listed in the table below has sole voting and investment power with respect to the shares shown to be beneficially owned by such person, except to the extent that applicable law gives spouses shared authority .

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class
Masatoshi Takahama (1)	7,679,512	62.6%
Masami Umezono	0	--
Satoshi Okamura	0	--
All Directors and Named Executive Officers as a Group (3 persons) (2)	7,679,512	62.6%
Naoki Kawata 2 Marina Boulevard #46-06, The Sail @ Marina Bay Singapore 018987	1,086,157	8.9%
Hideo Takahama 3-14-31 Takasuzucho Hitachi Ibaraki, Japan	1,351,317	11.0%
Hirosuke Takahama 942-6 Miyatsudai, Kashima City Ibaraki Japan	678,290	5.5%

(1) Includes 1,714,822 shares registered in the name of Yugen Kaisha Takahama, a Japanese corporation owned by Mr. Takahama.

(2) The address of each director and executive officer listed above is c/o Kinbasha Gaming International, Inc., 3753 Howard Hughes Parkway, #200, Las Vegas, NV  89169.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 1, 2012, we sold our last three restaurants to Aster Co. Ltd., a company owned by Yasunari Takahama, the son of Masatoshi Takahama, the Chairman of the Board, Chief Executive Officer and principal shareholder of the Company.  In the sale, we sold assets consisting principally of consumables, food and kitchen supplies which we valued at their book value of $89,000 to be paid over three months.  In addition, we leased the premises of each of the three restaurants to Aster Co. Ltd. for a two-year term with rents in the aggregate amount of approximately $26,000 per month.

We are indebted to Masatoshi Takahama and his three brothers relating to advances made by their father prior to 2008 that they inherited and in some cases to advances they made directly to us.  The advances do not bear interest and are unsecured.  Since the beginning of fiscal year 2013, the largest outstanding amount was $2.1 million, and the amount outstanding at March 31, 2013 was $1.2 million.  We repaid $715,000 of these advances in fiscal year 2013, and have agreed to repay $509,000, $509,000 and $180,000 in fiscal years 2014, 2015 and 2016, respectively.

In 2011, we obtained an unsecured loan in the amount of $159,000 from J. Cool Pte., Ltd, an entity controlled by Naoki Kawata, who owns more than 5% of our common stock.  The loan was advanced in three equal installments in September, October and December of that year.  The loan bears interest at the rate of 2% over the prime rate and is due and payable in December 2013.

In February 2013, we borrowed $159,000 from Fusako Takahama, the spouse of Masatoshi Takahama. The loan did bear interest at the rate of 12% per annum and was unsecured. We repaid the loan in full April 2013.

In April 2013, we loaned $394,000 to Shinestar K.K., an entity wholly owned by Satoshi Okamura, our Chief Operating Officer and one of our directors.  The loan bears interest at the rate of 3% per annum, is due and payable on March 31, 2014, may be prepaid at any time without penalty, and is guaranteed by Mr. Okamura.  The proceeds of the loan had to be used only to pay costs and expenses in connection with the construction and opening of a convenience store across the road from our pachinko parlor in the city of Mito in the Ibaraki prefecture.  We believe that having convenience stores in our near our pachinko parlors may attract more customers because of added convenience of a wider food selection, alcoholic beverages and automated teller machines.  However, when we approached a well-known national convenience store franchisor about opening a store near this parlor, the franchisor advised us that while it would place a store there we could not have an ownership interest in the store due to the difficulty we might have in obtaining the necessary operating licenses as a result of our financial condition.  As a result, we asked Mr. Okamura if he would build and operate the store, and he agreed and formed Shinestar K.K. for this purpose.  The store opened in April 2013.  Before opening, Shinestar needed to pay the contractor and franchisor for the build out and initial opening expenses, including the franchise fee.  Shinestar had applied for but not obtained a bank loan to fund these expenses.  Shinestar approached us for a short-term loan, which we made because it had undertaken to build and open the store at our request and the store would benefit our Mito parlor.

We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  Our Chief Executive Officer and Chief Financial Officer are primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related party transactions.  Our Board of Directors reviews and approves or ratifies any related party transaction, with any interested Director abstaining.

Director Independence

Our board of directors currently consists of three members, all of whom are also executive officers of Kinbasha and Kinbasha Japan.  Accordingly, we do not have at this time any independent directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Marcum LLP (“Marcum”) audited our financial statements for fiscal years 2012 and 2013.  Aggregate fees billed to us by Marcum for professional services rendered with respect to fiscal years 2012 and 2013 were as follows:

	2012	2013
Audit Fees	$404,600	$555,000
Audit-Related Fees	--	58,000
Tax Fees	--	15,000
All Other Fees	--	--
	$404,600	$628,000

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

The policy of the Board of Directors is that it must approve in advance all services (audit and non-audit) to be rendered by the Company’s independent auditors.  The Board of Directors approved in advance the engagements of Marcum for their services in fiscal years 2013 and 2012.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation*
3.2	Amendments to Articles*
3.3	By-Laws*
4.1	Form of Common Stock certificate*
10.1	Stock Purchase Agreement dated January 31, 2012 between Registrant and Naoki Kawata*
10.2	Business Transfer Agreement dated June 18, 2012 between Kinbasha Co. Ltd and Astea Co. Ltd.; [Translated into English]*
10.3	Lease Agreements dated June 18, 2012 between Kinbasha Co. Ltd and Astea Co. Ltd. [Translated into English]*
10.4	Promissory Note payable to Higashi Nippon Bank dated March 30, 2012 [Translated into English]*
10.5	Contract of Cash Loan for consumption dated March 30, 2010 with Tsukuba Bank, Ltd. [Translated into English]*
10.6	Loan Agreement dated February 25, 204 with The Bank of Tokyo-Mitsubishi UFJ [Translated into English]*
10.7	Agreement of Inheritance dated July 24, 2010 among Kinbasha Co. Ltd. and Masatoshi Takahama, Hideo Takahama, Hirosuke Takahama and Akito Takahama [Translated into English]

10.8	Loan Agreement dated December 15. 2011 between Kinbasha Co. Ltd. and J. Cool Pte., Ltd.
10.9	Loan Agreement dated February 25, 2013 between Kinbasha Co. Ltd. and Fusako Takahama [Translated into English]
21.1	List of subsidiaries*
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification Chief Executive Officer Periodic Report Pursuant to 18 U.S.C. Section 1350
32.2	Certification Chief Financial Officer Periodic Report Pursuant to 18 U.S.C. Section 1350

 *Incorporated by reference from the Form 10 filed August 13, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINBASHA GAMING INTERNATIONAL, INC.
July 1 , 2013	By: /s/Masatoshi Takahama Masatoshi Takahama Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/Masatoshi Takahama	Chief Executive Officer	July 1 , 2013
Masatoshi Takahama	(Principal Executive Officer) and Director

/s/Satoshi Okamura Satoshi Okamura	Director	July 1 , 2013

/s/Masami Umezono Masami Umezono	Chief Financial Officer (Principal Financial Officer) and Director	July 1 , 2013

Index to Financial Statements

Page

Financial Statements:

    Report of Independent Registered Public Accounting Firm

F-2

    Consolidated Balance Sheets as of March 31, 2013 and 2012

F-3

    Consolidated Statements of Operations for the years ended March 31, 2013 and 2012

F-4

    Consolidated Statements of Comprehensive Income (Loss) for the years ended March 31, 2013 and 2012      F-4

    Consolidated Statements of Changes in Shareholders' Deficit for the years ended March 31, 2013 and 2012

F-5

    Consolidated Statements of Cash Flows for the years ended March 31, 2013 and 2012

F-6

    Notes to Consolidated Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Kinbasha Gaming International, Inc.

We have audited the accompanying consolidated balance sheets of Kinbasha Gaming International, Inc. and Subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kinbasha Gaming International, Inc. and Subsidiaries, as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 (Liquidity) to the consolidated financial statements, the Company has incurred substantial losses, its current liabilities exceeds its current assets and the Company is delinquent on the repayment of its capital lease obligations and notes payable that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2 (Liquidity).  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum, LLP

Los Angeles, CA
July 1, 2013

Kinbasha Gaming International, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands)

	March 31,
	2013	2012
Assets
Current Assets
Cash	$4,962	$6,162
Marketable securities	1,127	1,288
Inventories	828	930
Prepaid and other current assets	305	668
Total Current Assets	7,222	9,048
Property and equipment, net	104,929	120,409
Deferred income taxes, net	-	-
Other assets	12,064	14,165
Total Assets	$124,215	$143,622

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$21,046	$25,908
Capital lease obligations	6,420	9,131
Notes payable default	97,058	112,013
Notes payable - current portion	7,764	12,659
Notes payable related parties, current portion	669	583
Bonds - current portion	153	146
Other liabilities	1,267	4,843
Total Current Liabilities	134,377	165,283
Long term liabilities
Notes payable, less current portion	19,286	23,425
Notes payable related parties, less current portion	690	1,512
Bonds, less current portion	208	292
Total Liabilities	154,561	190,512
Commitments and Contingencies - Note 5	-	-

Shareholders’ Deficit
Common stock, no par value, 12,263,895 shares issued and outstanding	9,462	9,462
Restricted retained earnings	1,006	1,006
Unrestricted accumulated deficit	(40,898)	(52,507)
Accumulated other comprehensive income (loss)	84	(4,851)
Total Shareholders’ Deficit	((30,346)	(46,890)

Total Liabilities and Shareholders’ Deficit	$124,215	$143,622

See accompanying notes to consolidated financial statements.

F-3

-  .

Kinbasha Gaming International, Inc. and Subsidiaries
Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	For the years ended March 31,
	2013	2012

Revenues
Gaming, net	$90,574	$84,580
Food, beverage and other	3,355	6,658
Net Revenues	93,929	91,238
Cost of Revenues
Cost of revenues other	457	1,554
Salaries and wages	17,948	19,619
Depreciation	24,879	27,738
Facilities and other	19,616	21,489
Disposal of property and equipment	3,180	1,891
Total Cost of Revenues	66,080	72,291
Gross Profit	27,849	18,947
Operating Income (Expense)
Marketing and advertising	(3,192)	(3,689)
Gain from change in employee retirement benefits	3,000	-
General and administrative	(12,970)	(13,976)
Operating Income	14,687	1,282
Other Income (Expense)
Interest expense	(8,180)	(8,115)
Gain from extinguishment of debt	5,241	870
Income (Loss) Before Provision for Income Taxes	11,748	(5,963)
Provision for Income Taxes	54	61
Net Income (Loss)	11,694	(6,024)
Distribution to non-controlling interest	(85)	(94)
Net Income (Loss) Attributable to Common Shareholders	$11,609	$(6,118)
Basic and diluted income (loss) per common share	$0.95	$(0.82)
Weighted average common shares outstanding - basic and diluted	12,263,895	7,438,236

See accompanying notes to consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	For the years ended March 31,
	2013	2012

Net income (loss)	$11,694	$(6,024)

Change in unrealized loss for marketable securities	(2)	(1)
Change in foreign currency translation	4,937	49
Total other comprehensive income	4,935	48

Comprehensive income (loss)	$16,629	$(5,976)

See accompanying notes to consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Deficit

	Common Stock		Restricted Retained	Unrestricted Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Earnings	Deficit	Income (Loss)	Deficit
		(in thousands, except share and per share amounts)
Balance March 31, 2011 - Restated	7,374,285	$7,017	$1,006	$(46,389)	$(4,899)	$(43,265)

Shares issued for cash	389,610	195	-	-	-	195
Shares issued for compensation	4,500,000	2,250	-	-	-	2,250
Net loss	-	-	-	(6,024)	-	(6,024)
Other comprehensive income, net of tax	-	-	-	-	48	48
Distribution to non controlling interest	-	-	-	(94)	-	(94)

Balance March 31, 2012	12,263,895	9,462	1,006	(52,507)	(4,851)	(46,890)

Net income	-	-	-	11,694	-	11,694
Other comprehensive income, net of tax	-	-	-	-	4,935	4,935
Distribution to non controlling interest	-	-	-	(85)	-	(85)

Balance March 31, 2013	12,263,895	$9,462	$1,006	$(40,898)	$84	$(30,346)

See accompanying notes to consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)

	Years ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net Income (Loss)	$11,694	$(6,024)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	25,306	28,428
Disposal of property and equipment	3,180	1,891
Fair value of shares issued for services	-	750
Gain from change in employee retirement benefits	(3,000)	-
Gain on forgiveness of debt	(5,241)	(870)
Changes in operating assets and liabilities
Inventories	(18)	376
Prepaid and other current assets	316	13
Accounts payable and accrued expenses	1,055	5,267
Accrued penalties and interest	4,176	3,990
Other liabilities	(368)	531
Net Cash Provided by Operating Activities	37,100	34,352

Cash Flows From Investing Activities
Purchase of property and equipment	(28,277)	(25,278)
Proceeds from the disposition of property and equipment	106	112
Increase in other assets	355	5,426
Net Cash Used in Investing Activities	(27,816)	(19,740)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	-	195
Payments for capital leases	(1,568)	(1,694)
Borrowings from notes payable	10,860	8,588
Payments for notes payable	(18,342)	(18,525)
Borrowings from bonds	121	-
Payments for bonds	(145)	(203)
Borrowing from related party notes payable	181	-
Payments for related party notes payable	(714)	(337)
Distribution to non controlling interest	(85)	(94)
Net Cash Used in Financing Activities	(9,692)	(12,070)

Foreign Currency Effect on Cash	(792)	(89)

Net Increase (Decrease) in Cash	(1,200)	2,453

Cash, Beginning of Period	6,162	3,709
Cash, End of Period	$4,962	$6,162
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,377	$3,939
Cash paid for income taxes	$-	$61

Noncash investing and financing activity:

Accrued compensation expense for common stock	$-	$1,500

See accompanying notes to consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Organization and Business

Kinbasha Gaming International, Inc. (“Kinbasha” or the “Company”) owns and operates retail gaming centers, commonly called “pachinko parlors,” in Japan.  These parlors, which resemble Western style casinos, offer customers the opportunity to play the games of chance known as pachinko and pachislo.  Pachinko gaming is one of the largest entertainment business segments in Japan.

These operations are conducted through Kinbasha’s 98% owned Japanese subsidiary, Kinbasha Co. Ltd. (“Kinbasha Japan”).  Kinbasha Japan has been in this business since 1954.  As of March 31, 2013 the Company operated 21 pachinko parlors, of which 18 were in the Japanese prefecture of Ibaraki, two were in the Tokyo metropolis, and one was in the Chiba prefecture.

In addition to revenues from its gaming operations, the Company receives income from cigarettes, non-alcoholic beverages and sundry items, sold in its pachinko parlors.  For the year ended March 31, 2012, the Company owned and operated three restaurants that were not considered significant to the Company’s operations.

On January 5, 2011 (“Closing Date”), Kinbasha Japan completed a reverse recapitalization of Gunslinger Records, Inc. (“Gunslinger”), a Florida corporation.  At the time of the reverse recapitalization, Gunslinger was considered a shell corporation with no revenues or significant assets.  In connection with the acquisition, Gunslinger issued 3,163,819 shares of its common stock in exchange for 98% of the issued and outstanding shares of Kinbasha Japan.  In May 2011, Gunslinger changed its name to Kinbasha Gaming International, Inc.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Kinbasha, Kinbasha Japan, Kanto Kinbasha Co., Ltd., a wholly owned subsidiary of Kinbasha Japan, and Kinbasha Hall Operations, LLP and Kinbasha Toride Store Hall Operations, LLP, more than 99% owned subsidiaries of Kinbasha Japan.  All inter-company transactions have been eliminated in consolidation.

Reverse Stock-Split

The Company affected a one-for-twelve reverse stock split of its common stock on March 13, 2012.  All impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split.  Impacted amounts include shares of common stock authorized and outstanding, share issuances and loss per share.

Reverse Recapitalization

For financial reporting purposes, Kinbasha Japan has been treated as the “acquirer” in the reverse recapitalization completed on the Closing Date.  Accordingly, the assets and liabilities of Kinbasha Japan are reported at their historical cost and the assets and liabilities of Gunslinger were recorded at their historical cost basis.  The consolidated financial statements reported herein have been retroactively restated for all periods presented to report the historical financial position, results of operations and cash flows of Kinbasha Japan.  The 1,478,774 shares of common stock retained by the Gunslinger shareholders were reported as issued on the Closing Date and valued at the historical cost basis of Gunslinger.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss during fiscal year 2012, and as of March 31, 2013 and 2012, had working capital and shareholders’ deficits.  Starting in 2006, the Company had begun experiencing financial problems, which has caused it to become delinquent in repayment of a large portion of its debt.  The Company does not have the financial resources or liquidity to repay the debt that is in default.  Most of this debt has been in default for up to seven years. During this period, the Company had worked with its lenders and in many cases has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of its debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.

The Company's future success will depend in part upon its ability to renegotiate a substantial part of its defaulted debt or refinance the debt on more favorable terms.  The Company will seek to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt.  For example, in February 2012, the Company restructured a loan in the amount of $6.5 million (including principal, accrued interest and default interest) to provide that if it made 12 monthly payments of $12 thousand and a final payment of $840 thousand in February 2013, the balance of the debt of approximately $5.2 million would be forgiven and the Company made such payments and the balance was forgiven.

In 2009, the Japanese government imposed a moratorium on lenders regarding loans to homeowners and small to medium sized businesses.  Lenders were encouraged, but not obligated, to agree to loan modifications to extend maturity dates, reduce payments and forgive portions of the loan.  This moratorium expired on March 31, 2013.  Although the Japanese government asked financial institutions to continue as if the moratorium remained in effect, it is possible that some of our lenders may have been dissuaded from more aggressive collection efforts by the moratorium, and may bring litigation or foreclosure actions.

Assuming the Company’s lenders continue to accepts payments at levels comparable to the payment levels during the past several years and do not initiate other collection or foreclosure actions, and assuming there is no material adverse change in the pachinko industry generally, the Company believes its business will generate sufficient cash from operations to pay its expenses when due for the next twelve months.

The Company's net gaming revenues, when expressed in yen, increased by 12.5% for the year ended March 31, 2013 from the year ended March 31, 2012.  Net gaming revenues increased as a result of an increase in wagers with a moderate decrease in pay-outs.  This increase, together with our cost reduction measures, resulted in net income of approximately $3.3 million excluding the $3.0 million gain from the change in accounting estimate for employee retirement benefits and the $5.2 million gain on forgiveness of debt.

However, at current levels, the Company is not generating sufficient cash flows to make any substantial reduction in its outstanding debt.  The Company will attempt to renegotiate a substantial part of our debt to obtain the forgiveness of some amount of principal and accrued interest (including default interest) and/or the material extension of the maturity dates of the debt.  Some of our larger lenders have in the past year assigned their loans to third parties, and we do not have enough experience with them to understand how they may seek to collect the loans or their willingness to work out debt settlement.  The Company can provide no assurance that our lenders will agree to any of these changes or will not seek to collect their loans through litigation or foreclose actions.

There are no assurances that management will be successful in achieving sufficient cash flows to fund the Company’s working capital needs, or whether the Company will be able to refinance or renegotiate its obligations when they become due or raise additional capital through future debt or equity.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Critical estimates include the assumptions used in calculating share-based compensation expense, the useful lives of fixed assets, the fair value of financial instruments, calculation of penalties and interest on past due obligations, and the calculation of tax provision and the valuation allowance for deferred tax assets.  Actual results could differ from those estimates.

Cash and equivalents

The Company considers all highly liquid debt instruments with maturities of three months or less at the time acquired to be cash equivalents.  Cash equivalents represent short-term investments consisting of investment-grade corporate and government obligations, carried at cost, which approximates market value. As of March 31, 2013 and 2012, the Company had no cash equivalents.

Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash.  The Company primarily places its cash with high-credit quality financial institutions.  The Company’s cash deposits, of up to 10,000,000 yen (approximately $106,000 at March 31, 2013) are insured by the Japanese Government.  From time-to-time the Company has deposits in excess of the insured amounts.

Inventories

Inventories consist of gaming prizes, food and beverages and are stated at cost.

Investment in equity securities

Available-for-sale securities

The Company’s investments in equity securities, which are classified as available-for-sale, are carried at fair value for publically traded investments or historical cost basis for privately held investments.  Unrealized gains and losses, net of tax, are reported in other comprehensive income.  Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments, using the first-in, first-out method.

Investments identified by the Company as being potentially impaired are subject to further analysis to determine if the impairment is other than temporary.  Other than temporary declines in market value from original cost are charged to investment and other income, net, in the period in which the loss occurs.  In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment.

Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation commences at the time assets are placed in service.  The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets ranging from one to twenty-five years.

The Company leases land and certain equipment used in its operations.  Some land leases have definite terms specified under the agreements, which are generally 20 years, and some leases have no specified term or no written contract, whereby the lessee has rights to use the land indefinitely, so long as rental payments are made timely.  All land leases are accounted for as operating leases.  Equipment leases generally have terms of five to eight years, which generally represent the useful life of the assets.  Accordingly, all significant leases are accounted for as capital leases.  Buildings and improvements on leased land are generally amortized over the term of lease of 20 years, unless the useful life of the assets is less.  Buildings and improvements on leased land where there is no specified term are generally depreciated over the estimated useful life of the asset.

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.  Each impairment test is based on a comparison of the undiscounted future cash flows generated from the asset group to the recorded value of the asset group.  If an impairment is indicated, the asset is written down to its estimated fair value.  There were no such impairments for the years ended March 31, 2013 and 2012.

Fair Value of Financial Instruments

At March 31, 2013 and 2012, the carrying value of the Company’s financial instruments such as prepaid expenses and payables approximated their fair values based on the short-term maturities of these instruments.  The carrying value of other long-term liabilities approximated their fair values because the underlying interest rates approximate market rates at the balance sheet dates.  Management believes that due to the Company’s current credit worthiness, the fair value of long-term debt could be less than the book value; however, due to current market conditions and available information, the fair value of such debt is not readily determinable.

Financial Accounting Standard Board (“FASB”) ASC Topic 820 established a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring fair value.  This framework defined three levels of inputs to the fair value measurement process and requires that each fair value measurement be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.  The three broad levels of inputs defined by FASB ASC Topic 820 hierarchy are as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2 - inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

Level 3 - unobservable inputs for the asset or liability.  These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

The Company’s financial assets reported at fair value in the accompanying consolidated balance sheets, as of March 31, 2013 and 2012 were immaterial.

Revenue Recognition

Revenues from pachinko and pachislo games represent the gross pay-ins from customers less payouts to customers.  Revenues are recorded when cash is received for game balls (pachinko) or game tokens (pachislo) rented to customers.  Payouts are recorded when customers exchange winning balls and tokens for prizes.  The Company reduces net revenues and records a liability for any winning balls or tokens not exchanged for prizes but deposited for replay at the end of day.  Other revenues for food and beverage are recognized at the time of sale.

Advertising Costs

The costs of advertising are charged to expense as incurred.  The Company incurred advertising costs of  approximately $1.9 million and $1.9 million during the years ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method.  Because the Company's common stock is thinly traded, the Company has made estimates of the fair value of the common stock based not only on market prices but other factors such as financial condition and results of operations.

Calculation of Default Interest

Most of the Company's debt provides for penalties or default interest upon default, generally at 14% per annum.The Company makes estimates of the amount of penalties or default interest based on our interpretation of the underlying debt agreement as to when the penalty or default rate commences and the amount on which the penalty or default rate applies.  The Company's interpretation may be materially different from the interpretation of its lenders, and if the lenders’ interpretation is finally determined to be correct, the Company could be required to record additional penalties and default interest.

Foreign Currency Translation and Transaction Gains and Losses

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  The functional currency of the Company’s subsidiaries is the Japanese yen.  Gains and losses resulting from the translation of the functional currency into United States dollars for the consolidated financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of shareholders’ deficit, and are presented as a component of consolidated comprehensive income (loss) for the years ended March 31, 2013 and 2012.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.  During the years ended March 31, 2013 and 2012, no foreign currency transaction gains or losses were experienced.

The year-end exchange rate was 94.16 yen to 1 dollar and the average rate was 82.98 yen to 1 dollar for fiscal year 2013.  The year-end exchange rate was 82.27 yen to 1 dollar and the average rate was 78.97 yen to 1 dollar for fiscal year 2012;

Income Taxes

The Company records a tax provision for the anticipated tax consequences of its reported results of operations.  The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and income tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

As of March 31, 2013 and 2012, the earnings of the Japanese subsidiaries have yielded cumulative losses.  Should the foreign subsidiaries generate future cumulative undistributed earnings, withholding and U.S. taxes will not be provided on such amounts as the Company intends to permanently reinvest these earnings in its foreign subsidiaries.

The Company has adopted ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has determined that the adoption did not result in the recognition of any liability for unrecognized tax benefits and that there are no unrecognized tax benefits that would, if recognized, affect the Company’s effective tax rate.  Based on the Company’s review of its tax positions as of March 31, 2013 and 2012, no uncertain tax positions have been identified.

The Company has elected to include interest and penalties related to uncertain tax positions as a component of income tax expense.  To date, no penalties or interest has been accrued.

Tax years 2009 forward are open and subject to examination by the U.S. taxing authorities.  In Japan, tax years beginning 2005 forward are open and subject to examination.  The Company is not currently under examination and it has not been notified of a pending examination.

Net Income (Loss) per Share

Basic net income (loss) per share is calculated based on the net income (loss) attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities.  Diluted net income (loss) per common share assumes the conversion of all dilutive securities using the if-converted method, and assumes the exercise or vesting of other dilutive securities, such as options, warrants and restricted stock using the treasury stock method.  For the years ended March 31, 2013 and 2012 the Company did not have dilutive securities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Reclassification

Certain 2012 amounts have been reclassified, so the balance would be comparable with corresponding 2013 balances.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued new guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for certain obligations addressed within existing guidance in U.S. GAAP.  Specifically, the new guidance requires an entity to measure these obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Additionally, the guidance requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations within the footnotes to its financial statements.  Currently no such recognition, measurement, and disclosure requirement exists under U.S. GAAP.  The accounting guidance is effective for the Company for fiscal 2014.  The Company is evaluating the effect that adoption of this guidance will have on its consolidated financial statements.

In February 2013, the FASB issued additional guidance on the presentation of items reclassified out of accumulated other comprehensive income.  The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements.  However, the guidance does require an entity to provide enhanced disclosures to present separately by component reclassifications out of accumulated other comprehensive income.  The accounting guidance is effective for us for fiscal 2014.  The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued accounting guidance on the disclosure about offsetting assets and liabilities.  The disclosure requirements of this guidance are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on a company’s financial position.  Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet.  The guidance retains the current U.S. GAAP model that allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party, where rights of set-off are available, including in the event of default or bankruptcy.  However, the guidance adds new disclosure requirements to improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received.  In January 2013, the FASB further clarified that the scope of this guidance applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The accounting guidance is effective for the Company on April 1, 2013.  The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting standards, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Investment in Equity Securities

Investments in equity securities consisted of the following (in thousands):

	March 31,
	2013	2012
Available-for-sale securities	$1,127	$1,288

Activity in our investment in equity securities consisted of the following (in thousands):

	March 31,
	2013	2012
Balance at beginning of period	$1,288	$1,281
Foreign currency translation	(159)	8
Unrealized losses	(2)	(1)
Balance at end of period	$1,127	$1,288

Note 4 - Property and Equipment

Property and equipment consisted of the following (in thousands) :

	March 31,
	2013	2012
Land	$46,384	$53,039
Buildings and improvements	110,573	124,141
Gaming machines	14,623	18,437
Furniture and equipment	14,207	16,165
Other	284	1,085
	186,071	212,867
Less: accumulated depreciation and amortization	81,142	92,458
	$104,929	$120,409

The notes payable and capital leases outstanding are secured by substantially all the Company’s property and equipment.

Disposal of Property and Equipment

During the years ended March 31, 2013 and 2012, the Company retired property and equipment (primarily gaming equipment) prior to the end of their useful life resulting in losses of approximately $3.2 million and $1.9 million, respectively.  The resulting disposals were largely due to lower than expected wagers after acquisition.

Depreciation and Amortization

Depreciation and amortization expense charged to operations related to property and equipment during the years ended March 31, 2013 and 2012 was approximately $25.3 million and $28.5 million, respectively.  See Note 5 for equipment under capital leases.

Note 5 - Commitments and Contingencies

Retirement Benefits

Kinbasha Japan provides for a one-time payment to retiring employees.  The payment is paid out within one month from the date of retirement.  The payment amount is determined based on the number of years of continuous service, rank and reason for retirement as of the employee’s last month of employment.  As of March 31, 2013 and 2012, the Company had accrued retirement benefits of approximately $197 thousand and $3.5 million, respectively, which are included in other liabilities.

In October 2012, Kinbasha Japan changed its policy for termination benefits payable to its employees upon termination of employment.  The new policy has assumptions that provide benefits that are more favorable to employees based on time of service, ranking and performance.  In addition, the new policy requires an employee to provide at least five years of service to be eligible for termination benefits.  Kinbasha Japan’s employees approved this change and proper notice was provided to the appropriate Japanese labor agency.  The Company accounted for the change in the policy as a change in accounting estimate and resulting reduction in liability during the quarter ended December 31, 2012.  The change in accounting estimate resulted in a gain of approximately $3.0 million for the year ended March 31, 2013.

Capital Leases

The Company leases property and equipment under leases that qualify as capital leases.  The leases are generally for a term of three to eight years and as of December 31, 2011, all of the leases had expired.

The Company is delinquent in the payment of its capital lease obligations.  Therefore, the leases are in default, which makes the full contractual amount due and payable on demand.  As of the date of the most recent consolidated balance sheet, the leasing companies have not accelerated payment.  The leasing arrangements provide for a default penalty rate of 14%, per annum of the unpaid obligation.  For the years ended March 31, 2013 and 2012, the Company recorded interest and penalty expense of approximately $483 thousand and $648 thousand, respectively.  The capital lease obligation balances include the accrued payable for interest and penalties as of March 31, 2013 and 2012, which amounted to approximately $3.2 million and $2.5 million, respectively.  The Company has classified these capital lease obligations along with the associated accrued interest and penalties as current obligations.

During the year ended March 31, 2012, a lessor (unrelated to the Company) of the Company forgave $870 thousand of lease payments and penalty interest.  The lease payment related to capital lease arrangements.  The Company depreciated the fair market value of the associated assets over the estimated life of the assets, which was equal to the term of the lease.  Since the term of the lease had expired, the capital lease assets had a net book value of zero. The amount of the gain was calculated as the difference between the total lease payments and penalty interest to be forgiven and the net book value of the capital lease assets, and has been presented as gain from extinguishment of debt in the Consolidated Statement of Operations for the year ended March 31, 2012.

Operating Leases

The Company leases land and buildings for certain of its gaming locations.  The Company has made significant improvements to the land and buildings through construction of buildings, improvements to buildings and parking lots.

Future annual minimum payments under non-cancelable operating leases as of March 31, 2013 are as follows (in thousands):

Years ending March 31,
2014	$6,712
2015	5,741
2016	5,327
2017	4,539
2018	4,022
Thereafter	8,772
Gross future annual minimum lease payments	35,113
Less sublease income	3,575
Net future annual minimum lease payments	$31,538

Litigation

The Company is involved from time to time in various claims and legal actions incident to its operations, either as plaintiff or defendant.  In the opinion of management, after consulting with legal counsel, no claims are currently expected to have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

Asset Retirement Obligation

Under certain lease agreements in which the Company leases land, while owning the building and/or parking lot located on that land, the Company is required to return the land to its original condition at the end of the land lease term.  The lessor has the option to require the Company to return the land to its original condition, to be negotiated in good faith at the end of the lease.  ASC 410-20 Asset Retirement Obligation requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred with the offset associated asset retirement cost capitalized as part of the carrying amount of the long -lived asset, if the Company can reasonably estimate the fair value.  As the Company’s operating leases have extended renewal periods, the Company intends to occupy the property for an indefinite period of time, and the lessors have not historically required that the buildings be removed from their land at the end of the lease term, the Company cannot reasonably estimate the obligation, if any, as the settlement dates or a range of possible settlement dates are not available.  The Company will record an obligation whenever it becomes determinable.  Upon the recognition of the asset retirement obligation, the asset retirement cost will be allocated to expense using a systematic and rational method over the useful life of the related asset.  Changes in the asset retirement obligation resulting from the passage of time will be recognized as an increase in the carrying amount of the liability and as an accretion expense.  As of March 31, 2013 and 2012, the Company has not recorded an asset retirement obligation for any of its operating leases.

Penalties

The Company has periodically been unable to remit employee payroll tax withholdings and VAT taxes in a timely manner to the applicable Japanese authorities.  The Company and the Japanese authorities have entered into a payment arrangement with respect to unremitted amounts. As of March 31, 2013 and 2012, the Company has accrued penalties of $785 thousand and $490 thousand, respectively, assessed on the unremitted amounts.

Note 6 - Notes Payable - Default

The Company has notes payable-default (“Notes”) and the majority shareholder has personally guaranteed almost all of these Notes.  The Notes have due dates ranging from May 2007 through November 2018. The Notes’ interest rates range from 0.091% per annum to 4.42% per annum with an average of 3.6% per annum.

The The Company is in default on certain notes because the notes have matured or because the Company is delinquent in the payment of principal on these Notes.  Because of this, the Notes are in default, which makes the full contractual amount of principal and accrued interest on these notes is due and payable on demand.As of the date of the most recent consolidated balance sheet, the lenders have not started foreclosure. The Notes provide for a default penalty interest at the rate of 14% per annum of the delinquent balance.

As of the date of the most recent consolidated balance sheet, none of the lenders has started foreclosure proceedings with respect to these notes.

For the years ended March 31, 2013 and 2012, the Company has recorded interest and default interest expense of approximately $5.2 million and $5.2 million, respectively.  As of March 31, 2013 and 2012, the Company has accrued interest and default interest of $19.5 million and $18.5 million, respectively, with respect to the Notes.  The Company has classified these Notes along with the associated accrued interest and default interest as current obligations.

Note 7 – Notes Payable

The Company has notes payable bearing interest at rates ranging from 2.0% to 44.48% per annum, with an average rate of 8.7% per annum, all of which had been personally guaranteed by the majority shareholder.  The Notes have due dates ranging from May 2013 through November 2024.

Annual payments under the notes payable are as follows (in thousands):

Years ending March 31,
2014	$7,764
2015	3,282
2016	4,300
2017	2,084
2018	1,473
Thereafter	8,147
Total	27,050
Less current portion	7,764
Notes payable, less current portion	$19,286

In February 2012, the Company entered into a loan modification agreement with one of its note holders for principal, accrued interest and penalties totaling approximately $6.5 million. Under the agreement if Company made twelve monthly payments of approximately $12 thousand starting March 2012 and a final payment of $840 thousand by February 28, 2013, the remaining balance of approximately $5.2 million would be forgiven.  As of March 31, 2012, the Company had a contingent gain of approximately$5.2 million relating to this agreement. The Company satisfied all of the requirements under the loan modification agreement and in accordance with ASC 405-20-40-1(b), the Company recognized a gain of approximately $5.2 million, which has been presented in the consolidated statement of operations for the year ended March  31, 2013 as gain from extinguishment of debt.

Note 8 – Bonds

The Company has bonds payable in the amount of approximately $361 thousand and $438 thousand at March 31, 2013 and 2012, respectively, principally all of which has been personally guaranteed by the majority shareholder.  The bonds bear a coupon rate of 5.0% per annum and have maturity dates ranging from December 2014 to October 2017.

Annual payments under the bonds are as follows (in thousands):

Years ending March 31,

2014	$153
2015	154
2016	27
2017	27
Total outstanding	361
Less current portion	153
Long-term portion	$208

Note 9 – Shareholders’ Deficit

Common Stock

The Company has 100,000,000 shares of common stock authorized.

In January 2012, the Company sold 389,610 shares of its common stock to an existing shareholder of the Company at $0.50 per share for aggregate proceeds of approximately  $195 thousand

Distributions

Two subsidiaries distributed fixed amounts to non-controlling interest shareholders based upon terms set forth in the agreement.

Restricted Retained Earnings

As required under Japanese law, the Company’s Japanese subsidiaries must accumulate 10% of dividends paid until the balance of restricted retained earnings amounts to 25% of the subsidiary’s common stock.  As of March 31, 2013, the Company was in satisfaction of this requirement.

Share Based Compensation

On March 30, 2012, the Company’s board of directors authorized the issuance of 4,500,000 shares of the Company’s common stock to its chief executive officer as additional compensation to the Chief Executive Officer. The Company has determined that the service  period is from April 1, 2009 through March 31, 2012  (“Service Period”) with an effective date of March 30, 2012.  The Company has determined that the fair value of the shares is approximately $2.3 million based on a valuation performed by an independent valuation firm.  The Company has determined the fair value should be charged to expense on a prorated basis over the Service Period for an expense of approximately $750 thousand for each of the three years ended March 31, 2012, 2011,  and 2010, in accordance with ASC 718-Compensation-Stock Compensation.  For the year ended March 31, 2012, the Company converted approximately $1.5 million of accrued compensation expense to common stock.

An independent valuation firm applied the following valuation approach as of the valuation date noted above.  The independent valuation firm utilized and examined the three approaches to value: cost, market and income.  The cost approach was not a material factor in the valuation process due to the historically significant depreciation of the Company’s asset base.  The market approach utilized two methods.  The first market approach was an analysis of thinly trade transactions in the public market for the Company’s common stock.  The second market approach applied certain merger and acquisition multiples, which utilized four relevant guideline company transactions.  The four-guideline company transactions were selected based on the existence of merger and acquisition multiples that reflected risks and rewards similar to the Company.  The market approach also applied a lack of marketability discount factor of 15% reflecting the thinly traded nature of the Company’s common stock, and a 10% minority interest discount factor based on the identified guideline company transactions.  The income approach applied a built up discount rate to the Company’s projected earnings and debt-free cash flow, using the Company’s projected sales, operating expenses, capital expenditures and changes in working capital.  The resulting valuation estimates were checked for sensitivity and were considered the best estimate available based on the Company achieving stable operations in the future at the projected growth rates, EBITDA, cash flows, gross profit margins, and rates of return over time.

Note 10 - Gaming Operations

The Company derives revenues from the operation of pachinko and pachislo games.  The Company is subject to licensing requirements established by the Prefectural Public Safety Commission.  The Company pays sales taxes of 4% of net revenues.

The following table sets forth gaming, net (total wagers less customer payouts), for the period presented (in thousands):

	March 31,
	2013			2012
Total wagers	$513,043	100.0%	$517,190	100.0%
Less pay-outs	422,469	82.3	432,610	83.6
Gaming, net	$90,574	17.7%	$84,580	16.4%

Note 11 – Income Taxes

The following table presents the components of income tax expenses for the fiscal years ended March 31, 2013 and 2012 (in thousands):

	Year ended March 31
	2013	2012
Current
Federal	$-	$-
State	-	-
Foreign	54	61
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total income tax expenses	$54	$61

Significant components of deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows (in thousands):

	March 31
	2013	2012
Deferred tax assets:
Operating loss carryforwards	$ 5,172	$ 7,962
Depreciation	2,689	5,030
Impairments of landuse rights	1,181	1,347
Accrued expenses	8,822	11,404
Impairment of property during the year ended March 31, 2009	528	617
Capital lease	118	164
Investments in securities	39	46
Other	834	1,049
Gross deferred tax assets	19,383	27,619
Valuation allowance	(19,383)	(27,619)
Total deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred tax assets	$ -	$ -

In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  As a result of losses incurred in recent years, the Company is in a cumulative pre-tax loss position.  A cumulative loss position is considered significant negative evidence in assessing the realizability of a deferred tax asset that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets.  Based on the available positive and negative evidence, the Company concluded that all of the deferred tax assets would not be realized.

As of March 31, 2013, the Company had net operating loss carryforwards totaling $13.6 million.  These net operating losses are scheduled to expire starting 2014 through 2033.  Japanese taxes on income consist of corporate income taxes, inhabitant taxes and enterprise taxes.  The aggregate Japanese statutory tax rate on income before income taxes and minority interests was approximately 39.0% and 40.43% for the years ended March 31, 2013 and 2012, respectively.  Due to a change in Japanese income tax regulations, the statutory tax rate will be reduced to approximately 39% for 2013 to 2015, then 37% after 2016.

A reconciliation of the differences between the U.S. federal effective statutory tax rate and actual effective tax rate is as follows:

	Years ended March 31
	2013	2012
U.S. federal statutory tax rate	34.00%	34.00%
Foreign rate differential Non-deductible expenses Share based compensation	5.12 7.40 -	6.43 (0.15) 4.28
Inhabitants’ per capita taxes computed	0.38	(0.72)
Changes in valuation allowance	(47.06)	(0.59)
Changes in effective tax rate	3.39	(37.35)
Other	(2.78)	(6.92)
Actual effective tax rate	0.45%	(1.02)%

Note 12 – Related Party Transactions

The Company is indebted to the chairman of the board, chief executive officer and principal shareholder of the Company and members of his family relating to advances made to the Company prior to 2008.  As of March 31, 2013 and 2012, the outstanding amount was $1.4 million and $2.1 million, respectively.  The advances do not bear interest, are unsecured, and require a principal payment of $668 thousand $509 thousand and $108 thousand for each of years ending March 31, 2014, 2015 and 2016, respectively.

The Company’s chief executive officer owns 62.6% of the Company’s outstanding common stock.  As of March 31, 2013 and 2012, the Company had no related party transactions with the chief executive officer except as described in these consolidated financial statements.

Note 14 - Subsequent Event

In April 2013, the Company loaned $394,000 to Shinestar K.K., an entity wholly owned by Satoshi Okamura, our Chief Operating Officer and one of our directors. The loan bears interest at the rate of 3% per annum, is due and payable on March 31, 2014, may be prepaid at any time without penalty, and is guaranteed by Mr. Okamura. The proceeds of the loan had to be used only to pay costs and expenses in connection with the construction and opening of a convenience store across the road from the Company's pachinko parlor in the city of Mito in the Ibaraki prefecture.