Form 10-Q
period 2013-06-30
Kinbasha Gaming International, Inc.
filed 2013-08-13
CIK 1548106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,263,801 shares outstanding as of August 12, 2013.

i

KINBASHA GAMING INTERNATIONAL, INC.

INDEX TO FORM 10-Q

Page

PART I.

FINANCIAL INFORMATION

3

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 4.

Controls and Procedures

18

PART II.

OTHER INFORMATION

18

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults upon Senior Securities

18

Item 4.

Mine Safety Disclosures

18

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

References in this registration statement to the “Company,” “we,” “us” or “our” refer to Kinbasha Gaming International, Inc. (“Kinbasha”) and its consolidated subsidiaries, including its 98% owned Japanese operating subsidiary Kinbasha Co., Ltd. (“Kinbasha Japan”).

1

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

These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management.  Management believes that these forward-looking statements are reasonable as and when made.  However, readers should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results, events and developments to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in “Item 7-- “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results and Certain Investment Considerations” in our Form 10-K for the fiscal year ended March 31, 2013 and those described from time to time in our future reports which we will file with the Securities and Exchange Commission.  You should read this report and the documents that we have filed as exhibits to this report completely.

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

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	March 31,
	2013	2013
Assets	(Unaudited)
Current Assets
Cash	$4,404	$4,962
Investment in equity securities	1,071	1,127
Inventories	724	828
Due from related party	375	-
Prepaid and other current assets	283	305
Total Current Assets	6,857	7,222
Property and equipment, net	98,793	104,929
Deferred income taxes, net	-	-
Other assets	11,403	12,064
	$117,053	$124,215

Liabilities and Shareholders' Deficit
Current Liabilities
Accounts payable and accrued expenses	$21,463	$21,046
Capital lease obligations	5,821	6,420
Notes payable default	91,997	97,058
Notes payable, current portion	5,275	7,764
Notes payable related parties, current portion	484	669
Bonds, current portion	141	153
Other liabilities	1,192	1,267
Total Current Liabilities	126,373	134,377
Long term liabilities
Notes payable, less current portion	18,039	19,286
Notes payable related parties, less current portion	523	690
Bonds, less current portion	202	208
Total Liabilities	145,137	154,561

Shareholders' Deficit
Common stock, no par value, 12,263,895 shares issued and outstanding	9,462	9,462
Restricted retained earnings	1,006	1,006
Unrestricted accumulated deficit	(40,137)	(40,898)
Accumulated other comprehensive income	1,585	84
Total Shareholders' Deficit	(28,084)	(30,346)
Total Liabilities and Shareholders' Deficit	$117,053	$124,215

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2013		2012

Revenues
Gaming, net	$18,267		$22,434
Food, beverage and other	476		1,498
Net Revenues	18,743		23,932

Cost of Revenues
Cost of revenues other	32		324
Salaries and wages	3,596		5,135
Depreciation	5,236		7,621
Facilities and other	4,067		5,214
Disposal of property and equipment	216		653
Total Cost of Revenues	13,147		18,947

Gross Profit	5,596		4,985

Operating Expenses
Marketing and advertising	698		1,071
General and administrative	2,557		3,638
Operating Income	2,341		276

Other Income (Expense)
Interest expense	(1,706)		(2,176)
Other income	144		-

Income (Loss) Before Provision for Income Taxes	779		(1,900)
Provision for income taxes	-		-

Net Income (Loss)	779		(1,900)
Distribution to non-controlling interest	(18)		(22)
Net Income (Loss) Attributable to Common Shareholders	$761		$(1,922)
Basic and Diluted Income (Loss) per Common Share	$0.06	$	(0.16)
Weighted Average Common Shares Outstanding - basic and diluted	12,263,895		12,263,895

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2013	2012

Net Income (Loss)	$779	$(1,900)

Other comprehensive income (loss)
Change in foreign currency translation	1,501	(1,650)

Comprehensive Income (Loss)	$2,280	$(3,550)

See accompanying notes to condensed consolidated financial statements.

Kinbasha Gaming International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net Income (Loss)	$779	$(1,900)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	5,312	7,654
Disposal of property and equipment	167	653
Forgiveness of debt	(95)	-
Changes in operating assets and liabilities
Inventories	63	(27)
Prepaid and other current assets	6	114
Accounts payable and accrued expenses	1,469	2,868
Accrued penalties and interest	817	1,107
Other liabilities	(11)	93
Net Cash Provided by Operating Activities	8,507	10,562
Cash Flows From Investing Activities
Purchase of property and equipment	(4,619)	(10,267)
Proceeds from the disposition of property and equipment	49	59
Advances to related party	(375)	-
Increase in other assets	58	56
Net Cash Used in Investing Activities	(4,887)	(10,152)
Cash Flows From Financing Activities
Payments for capital leases	(185)	(426)
Borrowings from notes payable	804	3,971
Payments for notes payable	(4,242)	(4,109)
Payments for notes payable, related party	(285)	(281)
Distribution to non-controlling interest	(18)	(21)
Net Cash Used in Financing Activities	(3,926)	(866)
Foreign Currency Effect on Cash	(252)	206
Net Decrease in Cash	(558)	(250)
Cash, Beginning of Period	4,962	6,162
Cash, End of Period	$4,404	$5,912
Supplemental disclosure of cash flow information:
Cash paid for interest	$727	$874
Cash paid for income taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

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

These operations are conducted predominately through Kinbasha's 98% owned Japanese subsidiary, Kinbasha Co. Ltd. ("Kinbasha Japan").  Kinbasha Japan has been in this business since 1954.  As of June 30, 2013, the Company operated 21 pachinko parlors, of which 18 were in the Japanese prefecture of Ibaraki, two were in the Tokyo metropolis, and one was in the Chiba prefecture.

In addition to revenues from its gaming operations, the Company receives income from cigarettes, non-alcoholic beverages and sundry items sold in its pachinko parlors.

Note 2 – Summary of Significant Accounting Policies

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred a net loss during fiscal year 2012, and as of June 30, 2013 and March 31, 2013 had working capital and shareholders’ deficits.  Starting in 2006, the Company had begun experiencing financial problems, which has caused it to become delinquent in repayment of a large portion of its debt.  The Company does not have the financial resources or liquidity to repay the debt that is in default.  Most of this debt has been in default for more than six years.  The Company has worked with its lenders and in many cases has obtained forbearances and loan modifications that have allowed it to effectively extend the maturity of its debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom the Company has not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and the instructions to Article 8 of Regulation S-X, and do not include all of the information and footnotes required by GAAP for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes of the Company for the years ended March 31, 2013 and 2012.  The condensed consolidated financial statements as of June 30, 2013 and for the three months ended June 30, 2013 and 2012 are unaudited; however, in the opinion of management these condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results that might be expected for future interim periods or for the full year.

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

Reclassifications

Prior period financial statements have been reclassified to confirm to current period presentation.

Foreign Currency Translation and Transaction Gains and Losses

The Company records foreign currency translation adjustments and transaction gains and losses in accordance with ASC 830, Foreign Currency Matters.  The functional currency of the Company and its subsidiaries is the Japanese yen.  Gains and losses resulting from the translation of the functional currency into United States dollars for the condensed consolidated financial statement presentation are not included in determining net income (loss), but are included in determining comprehensive income (loss). The accumulated foreign currency translation adjustment account is also included as a separate component of shareholders’ deficit.  Transaction gains and losses, if any, in foreign currencies are reflected in operations.  During the three months ended June 30, 2013 and 2012, no foreign currency transaction gains or losses were experienced.

The exchange rate as of June 30, 2013 was 99.10 yen to 1 dollar and the average rate was 98.75 yen to 1 dollar for the three months then ended.  The exchange rate as of June 30, 2012 was 79.53 yen to 1 dollar and the average rate was 80.11 yen to 1 dollar for the three months then ended.

Recently issued Accounting Pronouncements

The Company is not aware of any recently issued accounting pronouncements that when adopted will have a material affect on the Company’s financial position or result of its operations.

Note 3 – Investment in Equity Securities

Investment in equity securities consisted of the following (in thousands):

June 30, 2013 (Unaudited)
Available-for-sale securities	$1,071

Activity in our investment in equity securities consisted of the following (in thousands):

June 30, 2013 (Unaudited)

Cost at beginning of period	$1,127
Foreign currency translation	(56)
Unrealized losses	-
Balance at end of period	$1,071

 Note 4 - Capital Leases

The Company leases property and equipment under leases that qualify as capital leases.  The leases are generally for a term of three to eight years and as of December 31, 2011, all of the leases had expired.

The Company is delinquent in the payment of its capital lease obligations.  Therefore, substantially all of the capital leases are in default, which makes the full contractual amount due and payable on demand. As of June 30, 2013, the date of the most recent condensed consolidated balance sheet, the leasing companies have not accelerated payment.The leasing arrangements provide for a default penalty at a rate of 14% per annum, of the unpaid obligation.  For the three months ended June 30, 2013 and 2012, the Company recorded interest and penalty expense of approximately $72 thousand and $135 thousand, respectively. The capital lease obligation balances includes the accrued payable for interest and penalties as of June 30, 2013, which amounted to approximately $3.0 million. The Company has classified these capital lease obligations along with the associated accrued interest and penalties under current obligations.

Note 5 - Notes Payable Default

The Company is delinquent in the payment of principal on various notes.  Therefore, these notes are in default, which makes the full contractual amount of principal and accrued interest due and payable on demand.

These notes have original due dates ranging from May 2007 through November 2018 and are collateralized by various assets and properties.  These notes bear interest at rates ranging from 0.091% to 4.42% per annum, with a weighted average rate of 3.6% per annum, and most provide for a penalty rate of interest at the rate of 14% per annum.   The principal shareholder of the Company has personally guaranteed the majority of these notes.

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

For the three months ended June 30, 2013 and 2012, the Company recorded interest and default interest expense of $1.07 million and $1.17 million, respectively.   As of June 30, 2013, the Company has accrued interest and default interest of $19.3 million with respect to these notes.  The Company has classified the principal and associated accrued interest and default interest on these notes as Notes Payable.

Note 6 - Gaming Operations

The Company derives revenues from the operation of pachinko and pachislot games.  The Company is subject to licensing requirements established by the Prefectural Public Safety Commission.

The following table sets forth gaming, net (total wagers less customer payouts) for the periods presented (in thousands):

	For the Three months ended June 30, (Unaudited)
	2013		2012

Total wagers	$109,217	100.0%	$134,906	100.0%
Less pay-outs	90,950	83.3	112,472	83.4
Gaming, net	$18,267	16.7%	$22,434	16.6%

Note 7 – Related Party Transactions

On April 22, 2013, the Company loaned approximately $375 thousand to Shinestar K.K., (“SHS”) an entity wholly owned by Satoshi Okamura, our Chief Operating Officer and one of our directors. The loan bears interest at the rate of 3% per annum, is due and payable on March 31, 2014, may be prepaid at any time without penalty, and is guaranteed by Mr. Okamura. The proceeds of the loan were used to pay the costs and expenses in connection with the construction and opening of a convenience store owned 100% by SHS across the road from the Company's pachinko parlor in the city of Mito in the Ibaraki prefecture. Also, the Company is a guarantor for approximately $101 thousand loan for SHS. The Company has evaluated these related party transactions under ASC 810 Consolidations. Based on the Company’s analysis, the guarantee of the loan would trigger consolidation of SHS under ASC 810-10-25 Variable Interest Entities. The Company believes, based on qualitative and quantitative analysis, consolidation of SHS is immaterial, and as of June 30, 2013, has not consolidated SHS.  The Company will reevaluate these related party transactions under ASC 810 Consolidations at each reporting period.

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

Historically, in addition to our pachinko operations, we operated restaurants and two hotels.  These businesses were generally unsuccessful and materially adversely affected our results of operations and financial condition.  We closed or sold all of these more than two years ago except for three restaurants; we sold the business rights for these restaurants on July 1, 2012.  In that sale, we retained the physical assets of the restaurants consisting of land, buildings and fixed assets, which we leased to the new operator, a related party.

Our functional currency is the yen, and accordingly our earnings and assets are denominated in yen.  As a result, appreciation or depreciation in the value of the yen relative to the dollar would affect our financial results reported in dollars without giving effect to any underlying change in our business or results of operations.  The average exchange rate was 98.75 yen to 1 dollar in the three months ended June 30, 2013, compared to 80.11 yen to 1 dollar in the three months ended June 30, 2012.  Accordingly, our results of operations in the three months ended June 30, 2013 compared to the three months ended June 30, 2012, when reported in dollars appear much weaker than they are when expressed in yen.

Our revenues of $18.7 million in the three months ended June 30, 2013 were 21.7% lower than our revenues of $23.9 million in the three months ended June 30, 2012.  The principal reason for this decrease was the change in the yen/dollar exchange rate. Our revenues, when expressed in yen, decreased less than 2% between these periods.  Another reason for the decrease is that we sold the business rights for our three restaurants in July 2012, and thus we had no revenues from these restaurants during the three months ended June 30, 2013.

We had net income of $761,000 in the three months ended June 30, 2013, as compared to a net loss of $1.9 million in the three months ended June 30, 2012.  The improvement in net income was due primarily to imporved market conditons and the fact that in 2012 we were still recovering from the March 2011 earthquake.

We generally finance the costs of opening our pachinko parlors and pachinko machines and other fixed assets used in the parlors.  This debt is usually secured by the real estate or equipment purchased.  As of June 30, 2013, we had total debt of $122.5 million, of which $92 million was in default.  We incurred most of the debt in default in the early 2000s.  The debt was used to finance our expansion efforts.  Since 2006, we have worked with our lenders and in many cases have obtained formal and informal forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date of this report, we were not subject to any litigation or foreclosure proceedings with respect to our debt.

Our future success will depend in part upon our ability to restructure a substantial part of our defaulted debt to obtain forgiveness of some amount of principal and interest (including default interest) and/or the material extension of the maturity dates of the debt, or to refinance that debt on more favorable terms in Japan.  There is no assurance that our lenders will agree to forgive any portion of our debt or continue to accept reduced payments or that we will be able to refinance the debt.

In addition, our plan to improve our financial performance is to follow the “chain store” model and open new pachinko parlors in order to take advantage of our centralized IT, marketing, employee training and machine maintenance infrastructure which we believe currently has the capacity to support up to 28 parlors.  We have targeted two regions for expansion: (1) the Tokyo metropolitan area, which includes the Tokyo metropolis and the Chiba, Saitama and Kanagawa prefectures and (2) the Ibaraki prefecture.

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

We are also considering opening or acquiring additional parlors in Ibaraki prefecture where we are the largest operator with 18 parlors.  We are a dominant force in this region and have numerous strategic advantages over other pachinko parlor operators that have only one or two stores.  Our concentration of operations in this region provides certain economies of scale in terms of technical support, advertising and brand awareness.  Further, as one of the region's largest employers, we are often able to recruit the best qualified candidates and we maintain excellent relations with community leaders, an important factor in the highly regulated pachinko industry.

Our plans to acquire or develop any new pachinko parlors are mostly dependent on our ability to attract global investors to creative financing instruments in the form of high yield securitized convertible debt and equity offerings.  And we are currently shaping up the strong attraction of Kinbasha.  To date, however, we have not obtained any financing outside of Japan and we can give no assurance that we will be able to do so.

Results of Operations -- Comparison of Three Months ended June 30, 2013 and 2012

Net Revenues

Net gaming revenues as a percentage of total wagers were as follows for the periods presented:

	Three months ended June 30,
	2013		2012
	(dollars in thousands)
Total wagers	$109,217	100.0%	$134,906	100.0%
Pay-outs	90,950	83.3	112,472	83.4
Net gaming revenues	$18,267	16.7%	$22,434	16.6%

Our net gaming revenues decreased in the three months ended June 30, 2013 from the three months ended June 30, 2012 as a result of the change in the yen/dollar exchange rate.  When expressed in yen, net gaming revenues increased 0.3% in the three months ended June 30, 2013 from the three months ended June 30, 2012.

Total wagers had been adversely affected due to a general decline in the Japanese economy.  However, a parlor damaged by the earthquake reopened in April 2012, and total wagers had improved during this period.

Our pay-out ratio slightly decreased from 83.4% in the three months ended June 30, 2012 to 83.3% in the three months ended June 30, 2013.  Our payout ratio decreased due to a change in the mix of pachinko machines played by our customers and marketing programs designed to promote the use of general prize payouts, which have a lower cost than special prizes.

Revenues from our food and beverage operations decreased from $835,000 in the three months ended June 30, 2012 to $74,000 in the three months ended June 30, 2013.  The decrease was due to the sale of business rights for our three remaining restaurants to a related party on July 1, 2012, and therefore we did not generate any revenues from these restaurants in the quarter ended June 30, 2013 except for $21,000 of rental income.

Cost of Revenues

Cost of revenues as a percentage of net revenues was as follows for the periods presented:

	Three months ended June 30,
	2013	2012
Salaries and wages	19.2%	21.5%
Depreciation	27.9	31.8
Facilities and other	21.7	21.8
Disposal of property and equipment	1.2	2.7
Cost of revenues, other	0.2	1.4
Total Cost of Revenues	70.2%	79.2%

 Our cost of revenues decreased by $5.8 million from the three months ended June 30, 2012 to the three months ended June 30, 2013.  This decrease was due primarily to the change in the yen/dollar exchange rate.  Other reasons for the decrease are as follows.   Salaries and wages decreased in part due to reduced employee benefits.  Depreciation expense decreased in part because of a decrease in the unit cost of pachinko machines purchased.  Facilities and other expense decreased in part because in the three months ended June 30, 2012 we had repairs and recovery from the damage caused by March 2011 earthquake.  Cost of our food and beverage operations (Cost of Revenues, other) decreased in part due to the sale of the business rights for our remaining three restaurants on July 1, 2012.  Disposal of property and equipment expense decreased in part because we are using pachinko machines for longer periods to reduce the need to purchase of new pachinko machines.

Operating Expenses

Operating expenses as a percentage of net revenues were as follows for the periods presented:

	Three months ended June 30,
	2013	2012
Marketing and advertising	3.7%	4.5%
General and administrative	13.6	15.2
Total Operating Expenses	17.3%	19.7%

Operating expenses decreased from $4.7 million in the three months ended June 30, 2012 to $3.3 million in the three months ended June 30, 2013.  This decrease was due primarily to the change in the yen/dollar exchange rate.

In addition, marketing and advertising expenses decreased due to a reduction in advertising expenditures following the adoption in July 2012 of regulations for Japanese pachinko parlors that limit conducting promotions offering higher payoffs by day or machine.

General and administrative expenses also decreased because of reduced retirement benefits. .

Other Income (Expense)

Interest expense decreased from $2.2 million in the three months ended June 30, 2012 to $1.7 million in the three months ended June 30, 2013. The decrease in interest expense was primarily due to the change in the yen/dollar exchange rate.

Financial Condition, Liquidity and Sources of Capital

Financial Condition

Property and equipment decreased from $104.9 million at March 31, 2013 to $98.8 million at June 30, 2013, principally because of the change in the yen/dollar exchange rate.

Other assets decreased to $11.4 million at June 30, 2013 from $12.1 million at March 31, 2013, due primarily to the change in the yen/dollar exchange rate.

Our accounts payable and accrued expenses increased to $21.5 million at June 30, 2013 from $21.0 million at March 31, 2013.  The increase occurred because of an increase in electricity costs that more than offset a decrease resulting from the change in yen/dollar exchange rate.

Our debt, consisting of capital lease obligations, notes payable, bonds and related party debt, was $ 122.5 million at June 30, 2013 and $132.3 million at March 31, 2013.  At June 30, 2013, the debt included $100.2 million of principal and $22.3 million of accrued interest (including default or penalty interest).  The bank debt and capital lease obligations were obtained principally to finance the purchase of equipment, the construction or renovation of our pachinko parlors, or in certain cases the land on which our pachinko parlors are located.  These loans and leases are secured by the equipment, leasehold improvements or land purchased, and substantially all of our assets are collateral for one or more of our loans.  Our bank debt, in the aggregate amount of $95.5 million at June 30, 2013, bears interest at fixed rates ranging from 0.09% per annum to 4.4% per annum (other than default rates).  Our non -bank debt, in the aggregate amount of $27.0 million at June 30, 2013, bears interest at a weighted rate of approximately 17% per annum.

Debt in Default

At June 30, 2013, we were in default on debt in the aggregate amount of $92.0 million, as compared to $97.1 million at March 31, 2013.  At June 30, 2013, debt in default included principal of $72.7 million and accrued interest (including default or penalty interest) of $19.3 million.  This decrease in debt in default was due to the change in the yen/dollar exchange rate.

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

The following table provides certain information regarding our debt in default with respect to each lender to whom our defaulted debt exceeded 5% of our total assets at June 30, 2013.  The outstanding balances are as of June 30, 2013.

Lender	Origination Years (Default Year)(1)	Outstanding			Other Information(3)(4)
		Principal	Interest(2)	Total
		(dollars in thousands, except under Other Information)
Higashi-Nippon Bank	14 loans 1994-2007 (2006)	$25,872	A: $ 5 D: 0	$25,877

Secured by 5 parcels of land and 6 buildings, including principal office of Kinbasha Japan.  Lender has extended maturity date in six month intervals, with a current maturity date 3/30/14.  In fiscal 2014, we have been making monthly payments of $31,000.

Morgan Stanley Credit Products Japan Co., Ltd.	6 loans 1996-2006 (2006)	$21,170	A: $ 4,423 D: 0	$25,593

Purchased loans from Mitsubishi Tokyo UFJ Bank in March 2012.  Secured by 3 parcels of land and 5 buildings.  No formal extension of maturity.  In fiscal 2014, we have been making monthly payments of $22,000.

Jogashima Limited Liability Company	12 loans 1990-2006 (2006)	$8,794	A: $ 419 D: 0	$9,213	Purchased loans from Joyo Bank in September 2012. Secured by 5 parcels of land and 7 buildings. In fiscal 2014, we have been making monthly payments of $9,000.
Aozura Asset Company (5)	4 loans 2003-2004 (2006)	$5,852	A: $ 0 D: $ 4,502	$10,354	Secured by 2 parcels of land and 2 buildings. No formal extension of maturity. In fiscal 2014, we have been making monthly payments of $4,000.

15

_____________________

(1)

Year of first default

(2)

A is accrued interest, D is default interest accrued.

(3)

All of the Company’s real properties are collateralized by one or more mortgages, in some cases up to four mortgages.

(4)

Since the initial defaults in 2006, we have been making monthly payments in amounts based on discussions with our lenders, with an agreed upon interest rate of 3.5% per annum.  The amount of the payments varies from time to time (generally on an annual basis), based primarily on the amount of principal payments we advise the lenders we can make.  The principal payment ratio was 1%, 0.5% and 0% in fiscal year 2013, 2012 and 2011 respectively.  While most of our lenders have accepted payments at these rates in the past, they have not been obligated to do so there is no assurance they will continue to accept such payments in the future.

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

Cash Flows

During the three months ended June 30, 2013 and 2012, we generated $8.5 million and $10.5 million, respectively, of cash flows from operating activities.  The decrease in cash flows from operating activities was due to the change in the yen/dollar exchange ratio, as expressed in yen cash flows from operating activities increased.

During the three months ended June 30, 2013 and 2012, we used cash of $4.9 million and $10.2 million, respectively, for investing activities.  This decrease was due in part to the fact that in the 2012 quarter we had $5.8 million in purchases of equipment and pachinko machine due to the reopening of a pachinko parlor in April 2012.

During the three months ended June 30, 2013 and 2012, we used cash of $3.9 million and $0.9 million, respectively, for financing activities, primarily to pay debt.  We are generally required to apply any net positive cash flow from our operating and investing activities to repay debt.

Liquidity

Although we had net income in the three months ended June 30, 2013 and in fiscal year 2013, prior to that we incurred substantial net losses.  Starting in 2006, we had begun experiencing financial problems, which has caused us to become delinquent in repayment of a large portion of our debt.

16

We do not have financial resources or liquidity to repay our debt that is in default.  Most of this debt has been in default since 2006.  During this period, we have worked with our lenders and in many cases have obtained formal or informal forbearances and loan modifications that have allowed us to effectively extend the maturity of our debt through interest only and/or reduced principal payments, generally negotiated on a six month or annual basis.  Lenders with whom we have not negotiated forbearances or loan modifications have accepted lower payments without bringing legal action or foreclosing on their security.  As of the date or this report, none of our lenders had brought litigation or foreclosure proceedings with respect to any of our debt.

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

We also plan to open or acquire pachinko parlors to generate greater positive cash flow.  To do this, we will need additional financing.

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

The exchange rate was 99.10 yen to 1 dollar at June 30, 2013, and 94.16 yen to 1 dollar at March 31, 2013.  The average exchange rate was 98.75 yen to 1 dollar in the three months ended June 30, 2013, compared to 80.11 yen to 1 dollar in the three months ended June 30, 2012.  Even when we experience an increase or decrease in our results of operations, the results in dollars may not reflect the correlational results due to fluctuation of the currency rate in the market.  For example, when the yen gets weaker versus the dollar from one period to the next period, our financial results will appear stronger when expressed in dollars comparing the first period to the next period.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable

17

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of that date due primarily to a lack of employees sufficiently knowledgeable in SEC accounting and reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

Nothing to report.

Item 1A.

Risk Factors

Not applicable.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.

Defaults upon Senior Securities

Nothing to report.

Item 4.

Mine Safety Disclosures

Nothing to report.

18

Item 5.

Other Information

In February 2013, we guaranteed a loan in the principal amount of $101,000 on behalf of Shinestar K.K., an entity wholly owned by Satoshi Okamura, our Chief Operating Officer and one of our directors. The loan bears interest at the rate of 1.05% per annum, is payable in equal monthly installments through August 2017, and is also guaranteed by Mr. Okamura. The proceeds of the loan were used to pay costs and expenses in connection with the construction of a convenience store across the road from our pachinko parlor in the city of Mito in the Ibaraki prefecture.  We believe that having convenience stores in or near our pachinko parlors may attract more customers because of added convenience of a wider food selection, alcoholic beverages and automated teller machines.  However, when we approached a well-known national convenience store franchisor about opening a store near this parlor, the franchisor advised us that while it would place a store there we could not have an ownership interest in the store due to the difficulty we might have in obtaining the necessary operating licenses as a result of our financial condition.  As a result, we asked Mr. Okamura if he would build and operate the store, and he agreed and formed Shinestar K.K. for this purpose.  The store opened in April 2013 and, as previously disclosed, in in that month we made a loan to Shinestar to pay other costs and expenses of the construction and opening of the parlor.  We made both the guaranty and loan because Shinestar had undertaken to build and open the store at our request and the store would benefit our Mito parlor.

Item 6.

Exhibits

Exhibit Number	Exhibit Description

10.1	Loan Agreement dated June 30, 2013 among Kinbasha Co. Ltd., Shinestar K.K. and Satoshi Okamura.[Translated into English]

31.1	Certification of Principal Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Financial Officer Pursuant to 18 U.S.C. § 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. § 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbasde

101.LAB	XBRL Taxonomy Extension Label Linkbasde

101.PRE	XBRL Taxonomy Extension Presentation Linkbasde

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2013	KINBASHA GAMING INTERNATIONAL INC. By: /s/ Masatoshi Takahama Masatoshi Takahama Chief Executive Officer

20

.